Form 10-K
period 1996-03-31
HANOVER FOODS CORP /PA/
filed 1996-07-02
CIK 853733

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K
(Mark One)

  X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
- -----  ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended March 31, 1996

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----  EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from ___________________to _________________________
Commission file number    000-17896
                      --------------------------------------------------------

                           HANOVER FOODS CORPORATION
             (Exact name of Registrant as specified in its charter)

     PENNSYLVANIA                                                                  23-0670710
(State of Incorporation)                                                     (IRS Employer I.D. No.)

     P.O. BOX 334, YORK STREET EXTENDED, HANOVER, PENNSYLVANIA  17331-0334
                    (Address of principal executive offices)

                  Registrant's telephone number (717) 632-6000

       Securities registered pursuant to Section 12(b) of the Act:   NONE

          Securities registered pursuant to Section 12(g) of the Act:


                                                               NAME OF EACH EXCHANGE ON
                          TITLE OF EACH CLASS                      WHICH REGISTERED
                          -------------------                  ------------------------
                          Class A Nonvoting                              None
                          Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

         Yes    X      No
            ----------    --------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

            ----------

As of June 1, 1996, the estimated aggregate market value of Class B Voting Common Stock held by non-affiliates of the Registrant was $510,518. (The exclusion of the market value of shares owned by any person shall not be deemed an admission that such person is an "affiliate" of the Registrant.) There were 427,350 shares of Class B Voting Common Stock outstanding as of June 1, 1996. There were 294,834 shares of Class A Nonvoting Common Stock outstanding as of June 1, 1996.

PART I

ITEM 1.  BUSINESS

Hanover Foods Corporation (as used herein the term "Corporation" refers to Hanover Foods Corporation and its consolidated subsidiaries) was incorporated on December 12, 1924 in Harrisburg, Pennsylvania. The Corporation consists of two (2) operating divisions: Hanover and Myers.

In addition, the Corporation has five (5) wholly-owned subsidiaries, Tri-Co. Foods Corp., Consumers Packing Company, d/b/a Hanover Foods - Lancaster Division, Spring Glen Fresh Foods, Inc., Hanover Insurance Corporation, Ltd., and Nittany Corporation. Tri-Co. Foods Corp. in turn has two (2) wholly-owned subsidiaries, Alimentos Congelados Monte Bello, S.A., and Sunwise Corporation.

Originally, the Corporation was established to provide seasonal packing of locally grown peas, beans, and other vegetables. From this beginning, the Corporation has grown to become one of the leading independent processors of canned vegetables, frozen vegetables, frozen meat products, frozen entrees, frozen soft pretzels and fresh foods in the eastern United States. This growth has resulted from the Corporation's extended scope of operations, new product development and acquisitions. Currently, 60% of the Corporation's sales volume, primarily frozen sales, is transacted during the third and fourth quarters of the Corporation's fiscal year and 40% of the Corporation's sales volume, primarily canned sales, is transacted during the first and second quarters of the Corporation's fiscal year.

The Corporation is a vertically integrated processor of vegetable products in one industry segment. It is involved in the growing, processing, canning, freezing, freeze-drying, packaging, marketing and distribution of its products under its own trademarks, as well as other branded, customer and private labels.

The Corporation enjoys its strongest retail sales in the mid-Atlantic states and Florida. Introduction of frozen ethnic blends, specialty vegetables, canned pasta, and frozen soft pretzel products has enabled the Corporation to increase and expand its distribution throughout the eastern seaboard. Distribution in the remainder of the United States is limited to food service, military and industrial customers.

OPERATIONS

The Corporation has operations at five (5) plants in Pennsylvania, one (1) plant in Delaware and two (2) plants in Guatemala.

PRODUCTS

The Corporation markets its products under the brand names HANOVER, HANOVER FARMS, MYERS, PHILLIPS, GIBBS, SUPERFINE, MARYLAND CHIEF, MITCHELL'S, DUTCH FARMS, SUNWISE, O&C (jarred onions only), and SPRING GLEN FRESH FOODS.

The products sold by the Corporation under these brand names include canned vegetables, beans and pasta as well as frozen vegetables, frozen meat products, food entrees, refrigerated and fresh foods.

DISTRIBUTION

The Corporation's products are marketed under its brand labels and customer private labels to the consumer for home use and also to the food service trade which includes restaurants, fast food chains, hospitals and schools as well as military and other governmental uses. The Corporation's products are distributed directly to its customers and indirectly via independent distributors. Sales activities are conducted via Corporation employed sales personnel and independent sales brokerage firms. The Corporation also manufactures private label food products for other food companies.

COMPETITION

The Corporation markets its food products to the retail and food service sectors in the northeastern, midatlantic, southeastern and midwestern areas of the United States. The Corporation competes with approximately eleven (11) national and five (5) regional food processors.

The principal methods of competition within the food processing industry are: price, promotion, advertising, product quality and service.

TRADEMARKS

The Corporation has various registered and unregistered trademarks, service marks and licenses which are of material importance to the Corporation's business.

BACKLOG OF ORDERS

The Corporation manufactures against customer forecasts and orders. While at any given time there may be a backlog of orders, such backlog is not material to total sales, nor are the changes from time to time significant.

RESEARCH AND DEVELOPMENT

The Corporation engages in research and development of new products and improvement of existing products as well as the improvement and modernization of its operating plants and equipment.

REGULATION

The Corporation's operations, as is the case of all food companies, are subject to strict regulation by the U.S. Food and Drug Administration (FDA). The Corporation is also subject to inspection by the Food Safety and Quality Service Division (USDA), for its meat and poultry products.

FDA regulates the safety of the food product, the identity of the product, its purity and identification of ingredients therein. USDA establishes grades for products and regulates sanitation. The appropriate state agencies regulate the sanitation of the Corporation's plants and the manufacture of food products utilizing flour in any baking process.

The Corporation is also regulated by many other federal and state governmental agencies such as the Federal Trade Commission and the U.S. Environmental Protection Agency.

ENVIRONMENTAL CONSIDERATIONS

In the past and currently the Corporation is making investments to comply with all federal, state and local laws, rules and regulations. Such expenditures have not been material with respect to the Corporation's capital expenditures, earnings or competitive position, and are not expected to be in the future.

SOURCES OF SUPPLY

The Corporation maintains an intimate involvement in all phases of agricultural crop production as well as direct procurement of fresh vegetables. The Corporation procures all of its fresh vegetable requirements through direct contracts with farmers who cultivate and harvest the crops according to the Corporation's specifications. In addition, the Corporation directly procures beans, tomato based products, pasta, herbs and other ingredients, as well as containers and packaging materials from outside vendors throughout the world.

EMPLOYEES

The Corporation, its divisions and subsidiaries currently employ approximately 1,547 employees on a full- time and a seasonal basis. Approximately 1,271 employees are employed in the United States and 276 are employed in Guatemala.

A total of 682 production workers at the Hanover, PA, Centre Hall, PA and Clayton, DE plants are members of the United Food and Commercial Workers Union
- - Locals 1776, 72, and 56 respectively. The Hanover and Centre Hall, PA plants each have their own three (3) year contract beginning January 1, 1994 and ending December 31, 1996. The Clayton, Delaware plant has its own three (3) year contract beginning January 1, 1996 and ending December 31, 1998. There are no union contracts at any other plants or locations of the Corporation.
The Corporation has never had any strikes or labor disputes interfering with its operations.

FOREIGN OPERATIONS

The Corporation's wholly-owned subsidiary, Tri-Co. Foods Corp., has two (2) wholly-owned subsidiaries, Alimentos Congelados Monte Bello, S.A., San Jose Pinula, Guatemala and Sunwise Corporation, Lakeland, Florida.

Alimentos Congelados Monte Bello, S.A. procures, processes and ships vegetables produced in Guatemala. Alimentos Congelados Monte Bello, S.A. contracts with approximately 2,000 independent farmers in Guatemala for the growing and harvesting of broccoli, cauliflower, okra and Brussels sprouts. The raw vegetable product purchased by the Corporation is frozen at one of two Corporation plants located at San Jose Pinula, Guatemala and Teculutan, Guatemala.

Sunwise Corporation imports and distributes the Guatemalan product to Hanover Foods Corporation.

The business of the Corporation in Guatemala is subject to the laws of Guatemala which may place restrictions and controls on such matters as ownership, imports and exports, prices, product lines and transfer of funds, and is also subject to the fluctuating exchange rate between the Guatemalan quetzal and the U.S. dollar.

Information with respect to the revenue, cost of sales and identifiable assets for the Corporation's foreign operations is set forth in Note 10 to the Consolidated Financial Statements entitled "Foreign Operations."

WORKING CAPITAL

Information relating to the Corporation's cash and other working capital items is set forth in Part II hereof on pages 9 through 14 in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."


ITEM 2.  PROPERTIES

The following is a list of the Corporation's principal manufacturing and processing properties. The Corporation owns each of the properties.

UNITED STATES

Hanover, PA                        -       Canned and jarred products,
                                           repackaging of frozen vegetables,
                                           dry and frozen storage.  Corporate
                                           research, new product development
                                           and quality assurance laboratory
                                           (corporate headquarters).  Note:
                                           The industrial revenue bond
                                           financing by the York County
                                           Industrial Development Authority of
                                           the 18.6 acre site of the wastewater
                                           treatment plant adjacent to the
                                           canning plant was paid in full on
                                           October 1, 1995.  The Agreement for
                                           Termination of Loan Documents and
                                           the Mortgage Satisfaction Piece
                                           were recorded on March 19, 1996.

Centre Hall, PA                    -       Frozen vegetables.  Dry and frozen
                                           storage.  Note:  The industrial
                                           revenue bond financing by the
                                           College Township, Centre County
                                           Industrial Development Authority of
                                           the plant was paid in full and title
                                           to the property reverted to the
                                           Corporation by deed dated May 29,
                                           1996 and recorded June 3, 1996.

Lancaster, PA                      -       Frozen mushrooms, peppers, onions
                                           and celery, freeze-dried food and
                                           ice manufacture.  Dry and frozen
                                           storage.

Plumsteadville, PA                 -       Frozen food entrees, meat pies and
                                           soups.  Dry and frozen storage.

Ephrata, PA                        -       Refrigerated and fresh foods and
                                           soups.  Dry, refrigerated and
                                           frozen storage.

Clayton, DE                        -       Frozen vegetables, meat products,
                                           frozen food entrees and meat pies.
                                           Dry and frozen storage.

GUATEMALA

San Jose Pinula                    -       Frozen vegetables, dry and frozen
                                           storage, research and quality
                                           assurance laboratory.

Teculutan                          -       Frozen vegetables, dry and frozen
                                           storage.


ITEM 3.       LEGAL PROCEEDINGS

On February 1, 1995, Michael A. Warehime, J. William Warehime and Elizabeth W. Stick, three shareholders of the Corporation, filed a Complaint against the Corporation and its Chairman in the Court of Common Pleas of York County, Pennsylvania, Civil Action - Equity, No. SU-00471-07. The suit, when filed, sought various forms of relief including, but not limited to, an order that the court invalidate the Corporation's October 18, 1994 election of directors and reinstate the Board of Directors that existed prior to that date. In addition, the plaintiffs sought all costs and fees incident to bringing suit. On August 16, 1995, the court dismissed J. William Warehime and Elizabeth W. Stick as plaintiffs and the Corporation as a defendant in this case. The court also dismissed two of the four counts alleged by the plaintiffs. Subsequently, Michael A. Warehime, the remaining plaintiff, amended the Complaint to seek a judgment requiring John A. Warehime to reimburse the Corporation for certain compensation paid to him by the Corporation under a 1995 employment agreement. The case is in discovery and no trial date has been set.

In addition, the Corporation is subject to routine claims and litigation incidental to its ordinary business operations, which in the opinion of management will not materially affect the Corporation's financial position or operations.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


PART II

ITEM 5.       MARKET FOR THE CORPORATION'S COMMON STOCK AND RELATED STOCKHOLDER
              MATTERS

There is no established public trading market for any class of the Corporation's capital stock. No class of capital stock is listed or traded on any stock exchange or with NASDAQ. Since March 1989 there has been limited trading in the outstanding shares of Class A Nonvoting Common Stock through stockbrokers. From April 4, 1994 to March 31, 1996, the Class A Nonvoting Common Stock has traded at prices ranging from $42.00 to $62.00.

Due to the lack of an established public trading market, under certain circumstances the Corporation has promised to purchase shares of Class A Nonvoting Common Stock purchased or owned by employees prior to April 20, 1988. This promise of purchase by the Corporation is for an indefinite period of time. As of March 31, 1996, there were 11,808 shares outstanding which would be eligible for this plan. During the fiscal year ended March 31, 1996, the Corporation purchased 5,789 shares of Class A Common Stock at an aggregate cost of $392,000 or an average of approximately $68 per share. The repurchase price of the stock is the most recent independent appraised value. The appraisal was performed by Management Planning, Inc., Princeton, New Jersey.

In addition, on July 27, 1995, the Corporation purchased 5,148 shares of the Company's Class B Voting Common Stock from Cyril T. Noel, individually, and Cyril T. Noel and Frances L. Noel, jointly, at $71.40 per share, as per the appraisal of Management Planning, Inc., Princeton, New Jersey.

On April 1, 1996, the Corporation entered into a stock purchase agreement with John R. Miller, Jr. to purchase 1,210 shares of the Company's Voting Class B Common Stock and 5,990 shares of the Company's Nonvoting Class A Common Stock over a four year period. The agreement provides that John R. Miller, Jr. give a proxy to John A. Warehime, Chairman, to vote all shares of both classes of common stock beginning April 1, 1996 and ending March 31, 2001.

The Corporation currently has no outstanding warrants to purchase shares of any class of its capital stock.

The only securities convertible into common equity of the Corporation are 15,044 outstanding shares of Cumulative Convertible Preferred Stock (Series A and B). At any time, the holders of this class of stock have the option to convert their shares to shares of Class A Nonvoting Common Stock based on the book value of the Common Stock at the time of conversion.

There is no common equity of the Corporation that is being, or has been proposed to be publicly offered by the Corporation which could have a material effect on the market price of the Corporation's common equity.

As of June 1, 1996, there were 466 holders of record of Class A Nonvoting Common Stock and 37 holders of record of Class B Voting Common Stock.

During the two most recent fiscal years ending March 31, 1996 and April 2, 1995, the Corporation paid cash dividends of $1.10 and $1.075 per share respectively to the Class A and Class B Common stockholders. Dividends of the Corporation are declared at the discretion of the Board of Directors in compliance with Pennsylvania law.

The December 1, 1991 $25,000,000 long-term financing agreement between the Corporation and Allstate Life Insurance Corporation contains certain restrictions on the Corporation's payment of dividends and purchase of its stock.

ITEM 6.       SELECTED FINANCIAL DATA

HANOVER FOODS CORPORATION AND SUBSIDIARIES

Summary of Operations

- --------------------------------------------------------------------------------------------------
                                                       Fiscal years ended
Dollars in thousands            ------------------------------------------------------------------
(except per share data)               1996           1995            1994        1993       1992
Net sales                       $  262,920        257,530         235,189     216,701    192,082
- --------------------------------------------------------------------------------------------------

Cost of goods sold                 213,515        199,372         179,892     166,728    147,684
Selling expenses                    35,067         42,089          32,154      27,236     26,850
Administrative expenses              9,706          9,699           9,525       9,890      9,511
- --------------------------------------------------------------------------------------------------

Operating profit                     4,632          6,370          13,618      12,847      8,037
Interest expense                     4,639          3,744           3,733       3,637      2,802
Other (income) expenses -
  net                                 (640)           (60)           (343)        (58)       190
- --------------------------------------------------------------------------------------------------

Earnings before income taxes
  and cumulative effect of
  change in accounting
  principle                            633          2,686          10,228       9,268      5,045
Income taxes                           213            798           4,067       3,672      2,199
- --------------------------------------------------------------------------------------------------

Earnings before cumulative
  effect of change in
  accounting principle                 420          1,888           6,161       5,596      2,846

Cumulative effect of change
  in accounting principle               -              -               -           -         618
- --------------------------------------------------------------------------------------------------

Net earnings                    $      420          1,888           6,161       5,596      3,464
- --------------------------------------------------------------------------------------------------

Net earnings applicable to
  common stock                  $      389          1,855           6,127       5,562      3,430
- --------------------------------------------------------------------------------------------------

ITEM 6.       SELECTED FINANCIAL DATA

HANOVER FOODS CORPORATION AND SUBSIDIARIES

Common Stock Data and Balance Sheet and Financial Data


- --------------------------------------------------------------------------------------------------------------
                                                                      Fiscal years ended
Dollars in thousands                        ------------------------------------------------------------------
(except per share data)                              1996          1995         1994         1993       1992
- --------------------------------------------------------------------------------------------------------------
COMMON STOCK DATA

Per common share:
 Earnings before cumulative
  effect of change in
  accounting principle                       $       0.53          2.53         8.29         7.48       3.70
Net earnings                                 $       0.53          2.53         8.29         7.48       4.51
Common dividends                             $       1.10         1.075         1.00         1.00       1.00
Book value                                   $      58.27         59.32        57.89        50.59      44.32
Average shares outstanding                        729,608       734,252      739,026      743,732    760,534
- --------------------------------------------------------------------------------------------------------------

BALANCE SHEET AND
FINANCIAL DATA

Working capital                              $     15,044        19,569       22,279       21,796     20,474
Current ratio                                        1.25          1.32         1.44         1.52       1.56
Total assets                                 $    128,368       132,144      124,646      117,834    107,814
Long-term debt                               $     18,453        20,658       24,436       31,056     31,262
Capital lease obligations -- long-term       $         -            233          578        1,109      1,614
Stockholders' equity                         $     42,509        43,920       42,990       37,920     33,557
- --------------------------------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW OF FISCAL 1996 RESULTS

The results of operations for fiscal 1996 were dramatically impacted by the presence of intense competition from national branded companies and the need to manage higher frozen inventory levels which was caused by strong crop yields and production levels exceeding forecast.

The increased competition and excess production was countered by strong promotional and discounted sales efforts in fiscal 1996. These programs generated strong sales volume, but at a much lower profit contribution.

The Corporation and its subsidiaries, in the normal course of business, purchase and sell goods and services to related parties. The Corporation believes that the cost of such purchases and sales are competitive with alternate sources of supply and markets. (See note 5 to the consolidated financial statements).

1996 RESULTS OF OPERATIONS COMPARED WITH 1995

Net Sales

Consolidated net sales were $262.9 million for fiscal 1996 compared to $257.5 million for fiscal 1995, an increase of $5.4 million or 2.1%. The 2.1% increase in consolidated net sales is comprised of the following volume and sales price components:

                                                        Year Ended March 31, 1996
                                                              Increase (Decrease)
                                                              -------------------

                                                Volume          Sales Price       Combined
                                                ------          -----------       --------
                     Frozen Sales                 2.4%            (1.7%)              .7%

                     Canned Sales                 3.1%            (2.4%)              .7%

                     Prepared Foods                .5%              .2%               .7%
                                                ------           ------            ------

                                                  6.0%            (3.9%)             2.1%

The increased volume in Frozen Sales was principally due to higher sales levels in direct retail and foodservice products. The reduction in unit sales price was caused by intense competition to lower unit prices.

Canned sales also showed a slight increase for fiscal 1996. Increased volume in foodservice and private label canned sales more than offset decreased volume in retail sales. The reduction in unit sales price was caused by intense competition to lower prices in the private label and foodservice sector.

Cost of Goods Sold

Consolidated cost of goods sold was 81.2% of consolidated net sales for fiscal 1996 compared to 77.4% for fiscal 1995. Total consolidated cost of sales increased $14.1 million over fiscal 1995 of which 92% was due to increased volume and 8% was due to increased raw material costs and outside frozen storage costs.

Selling Expenses

Consolidated selling expenses were 13.3% of consolidated net sales for fiscal 1996 and 16.3% for fiscal 1995. The Corporation's frozen products faced intense competition in the mid-Atlantic region from national branded companies attempting to gain market share. Promotion expense for fiscal 1996 was $23.2 million versus $31.9 million for fiscal 1995.

In addition to promotion expense, the Corporation spent approximately $3.6 million in advertising expense, including $2.4 million relating to redeemed coupons, for fiscal 1996, compared to $3.1 million in advertising, including $2.0 million relating to redeemed coupons, for fiscal 1995.

Looking to fiscal 1997 and beyond, management has revised market strategy to direct promotional dollars to value-added items and to geographic market areas that would be more receptive to its programs. Management is constantly reviewing the effectiveness of the promotional programs.

Administrative Expenses

Consolidated administrative expenses were $9.7 million in fiscal 1996 or 3.7% of consolidated net sales versus $9.7 million and 3.8% of consolidated net sales in 1995. The slight decrease in consolidated administrative expenses as a percent of net sales was the net result of reductions in personnel costs offset by increases in other expenses. Included in administrative expenses for fiscal 1996 are $300,000 in legal fees paid in connection with the litigation described in Item 3 above and notes 5 and 9 to the Consolidated Financial Statements.

Interest Expense

Consolidated interest expense for fiscal 1996 was $895,000 higher than fiscal 1995. Average seasonal borrowing was higher for an extended period of time to fund inventory levels during the fresh pack season and to carry the increased frozen inventory. The maximum amount of seasonal borrowing was approximately $45.9 million as compared to the maximum of $31.2 million in fiscal 1995.

The additional expense due to increased average borrowing was partially offset by reduced cost of funds for short-term borrowings. Approximately $1.8 million in senior unsecured term debt that carried higher interest rates was repaid in 1996.

Income Taxes

The provision for corporate federal and state income taxes for fiscal 1996 was $213,000 or 34% of pretax earnings as compared to a provision of $798,000 or 30% of pretax earnings for fiscal 1995. The higher effective rate is due primarily to proportionately lower non-taxable foreign source earnings in fiscal 1996 offset by a reduction of deferred tax liabilities due to a change in state income tax rates.

Net Earnings

Consolidated net earnings for fiscal 1996 were $420,000 or .2% of consolidated net sales. This compares to $1.9 million or .7% of consolidated net sales for fiscal 1995. The reduced unit sales prices and higher interest expense described above were the contributing factors to the reduced net earnings.

Earnings Per Share

Earnings per share are computed on the weighted average number of shares outstanding after providing for preferred stock dividends. During fiscal 1996, 10,937 shares of common stock were redeemed by the

Corporation compared to 2,152 shares in fiscal 1995. The redemption of these shares reduces the weighted average number of shares outstanding which is used in calculation of earnings per share.

1995 RESULTS OF OPERATIONS COMPARED WITH 1994

Net Sales

Consolidated net sales were $257.5 for fiscal 1995 compared to $235.2 million for fiscal 1994, an increase of $22.3 million or 9.5%. The increase in consolidated net sales is more significant when taking into consideration that fiscal 1994 was comprised of fifty-three weeks whereas fiscal 1995 was only fifty-two weeks. The 9.5% increase in consolidated net sales is comprised of the following volume and sales price components:


                                                        Year Ended April 2, 1995
                                                           Increase (Decrease)
                                                           -------------------

                                                Volume          Sales Price       Combined
                                                ------          -----------       --------
                     Frozen Sales                 7.0%            (0.6%)             6.4%

                     Canned Sales                  .9%             2.0%              2.9%

                     Prepared Foods                .2%             0.0%               .2%
                                                ------          -----------        ------

                                                  8.1%             1.4%              9.5%

The increased volume in Frozen Sales was principally due to higher sales levels in direct retail and the sale of excess frozen product. The reduction in unit sales price was caused by sales of excess frozen product at lower unit prices.

Canned sales showed a slight net increase for fiscal 1995. Increased volume in the direct and private label canned sales volume more than offset decreased volume in co-pack sales. The volume shift to direct and private label sales which carry a higher unit sales price was the key factor in the increase of sales price variance.

Cost of Goods Sold

Consolidated cost of goods sold was 77.4% of consolidated net sales of fiscal 1995 compared to 76.5% for fiscal 1994. Total consolidated cost of sales increased $19.5 million over fiscal 1994 of which 75.9% was due to increased volume and 24.1% was due to increased raw material costs and outside frozen storage costs.

Selling Expenses

Consolidated selling expenses were 16.3% of consolidated net sales for fiscal 1995 and 13.7% for fiscal 1994. The Corporation's frozen products faced intense competition in the mid-Atlantic region from national branded companies attempting to gain market share. Promotion expense for fiscal 1995 was

$31.9 million versus $21.4 million for fiscal 1994. In order to remain competitive and retain existing market share, the Corporation offered heavy promotional allowances commencing in the latter part of the third quarter, which were accelerated through the fourth quarter of fiscal 1995. Promotional programs were primarily "off-invoice" and "bill back" allowances granted to the customer.

The amount of additional expense to reflect the impact of the increased promotion for fiscal 1995 was approximately $4.2 million. Approximately $1.2 million related to promotions that occurred in the latter part of the third quarter and approximately $3.0 million for the fourth quarter of fiscal 1995.

The market has demanded promotional programs to move frozen product. Industry data reveals that over 38% of frozen volume was sold under promotional programs during the fourth quarter of 1994.

In addition to promotion expense, the Corporation spent approximately $3.1 million in advertising expense, including $2.0 million relating to redeemed coupons, for fiscal 1995 compared to $2.9 million in advertising, including $1.6 million relating to redeemed coupons, for fiscal 1994.

Administrative Expenses

Consolidated administrative expenses were $9.7 million in fiscal 1995 or 3.8% of consolidated net sales versus $9.5 million in fiscal 1994 or 4.0% of consolidated net sales. The increase in consolidated administrative expenses was the net result of various increased expenses offset by reduction in other expenses. During fiscal 1995 legal and outside fees that were principally involved with ongoing corporate governance and litigation increased $400,000. Executive and management compensation, which included performance bonuses increased $390,000. Experimental product development costs relating to the frozen soft pretzel project, charitable contributions and pension expense each showed reduced expense for fiscal 1995 that totaled approximately $350,000.

Interest Expense

Consolidated interest expense for fiscal 1995 was slightly higher. Average seasonal borrowing was higher for an extended period of time to fund inventory levels during the fresh pack season and to carry the increased frozen inventory. The maximum amount of seasonal borrowing was approximately $31.2 million as compared to $25.2 million as the maximum level in fiscal 1994.

The additional expense due to increased average borrowing was offset by the reduced cost of funds. Approximately $2.7 million in term debt that carried higher interest rates was repaid in fiscal 1995.

Income Taxes

The provision for corporate income taxes for fiscal 1995 was 30% of pretax earnings. The consolidated provision for corporate taxes was $798,000 or .3% of consolidated net sales.

Net Earnings

Consolidated net earnings for fiscal 1995 were $1.9 million or .7% of consolidated net sales. This compares to $6.2 million or 2.6% of consolidated net sales for fiscal 1994. The increase in expenses and reduced unit sales prices described above were the contributing factors to the reduced earnings.

Earnings Per Share

Earnings per share are computed on the weighted average number of shares outstanding after providing for preferred stock dividends. During fiscal 1995, 2,152 shares of common stock were redeemed by the corporation compared to 5,875 shares in fiscal 1994. The redemption of these shares reduces the average number of shares outstanding which is used in the calculation of earnings per share.

LIQUIDITY AND FINANCIAL RESOURCES

The discussion and analysis of the Corporation's liquidity and financial resources should be read in conjunction with the Consolidated Statement of Cash Flows.

Net cash provided by operations for fiscal 1996 was $1.4 million, compared to $10,000 for fiscal 1995. Sources of funds totaled $11.6 million consisting of net earnings of $420,000, decreased accounts receivable of $388,000, decreased inventory of $2.8 million, decreased prepaid items of $1.9 million, an increase in other liabilities of $444,000 and depreciation and amortization of $5.6 million. The funds generated from these sources were applied toward the reduction in accounts payable and accrued expenses of $9.7 million.

Net cash provided by operations for fiscal 1995 was $10,000, compared to $7.5 million for fiscal 1994. Sources of funds totaled $10.4 million consisting of net earnings of $1.9 million, increased accounts payable and accrued expenses of $2.8 million and depreciation and amortization of $5.7 million. The funds generated from these sources were applied toward the increased inventory levels of $7.9 million and the increase in prepaid items, principally corporate taxes, of $2.2 million. The primary components of the increased inventory were $5.8 million in frozen product and $1.7 million in ingredients for new frozen blends.

Net cash used by investing activities for fiscal 1996 was $6.1 million as compared to $5.6 million for fiscal 1995. The principal use of funds was the upgrade and acquisition of property, plant and equipment. During fiscal 1996, $5.5 million was spent on development and modernization of equipment as compared to $6.2 million in fiscal 1995. These projects were funded by internally generated funds and external borrowing. The Corporation also uses operating leases to meet other equipment needs. The lease expense for fiscal 1996 was $4.0 million, up $395,000 from fiscal 1995. During the first quarter for fiscal 1996, the Corporation purchased a facility located in Teculutan, Guatemala for $250,000 from ARWCO Corporation, a related party, and purchased a tract of land near the Corporation's Centre Hall, Pennsylvania plant for $250,000 from Centre Foods Enterprises, Inc., a related party.

Management anticipates capital expenditures of approximately $5.0 million for fiscal 1997 which will be funded internally. Additional borrowing is permitted within parameters prescribed in the existing debt arrangements. On June 1, 1996, the Corporation exercised its unilateral option to purchase land and a facility located in Hanover, Pennsylvania for $904,000 from Food Service East, Inc., a related party.

Net cash provided by financing activities was $5.0 million for fiscal 1996 compared to $4.0 million in fiscal 1995. Seasonal borrowing was used throughout the fiscal year to fund operational needs. Seasonal borrowing, plus the cash overdraft, was $9.5 million higher at year end, while term debt and other obligations had been reduced by $3.3 million. Management continues to monitor and evaluate the most cost effective means to finance its operations. The weighted average cost of seasonal borrowing was 6.2% for fiscal 1996 compared to 7.5% for fiscal 1995.

The Corporation has commitments from financial institutions to provide seasonal lines of credit in the amount of $55 million. Additional borrowing is permitted within prescribed parameters in existing debt agreements which contain certain performance covenants. At year end the Corporation requested and received waivers of compliance for the Interest Coverage Ratio Covenant from the respective lenders through July 10, 1996. Management and the senior unsecured lender are currently working towards an amendment to modify the Interest Charge Coverage Ratio through September 1, 1997 and management expects to finalize this amendment before the end of the next compliance period.

The Corporation paid dividends of $831,000 during fiscal 1996 compared to $822,000 in fiscal 1995. This included a 10% increase in common stock dividend during the second quarter of fiscal 1995 to raise the quarterly dividend per share from $.025 to $0.275. In addition, the Corporation redeemed 5,789 shares of Class A Common stock at a cost of $392,000 (see note 9 to the consolidated financial statements).

IMPACT OF EVENTS AND COMMITMENTS ON FUTURE OPERATIONS

Competition in the Marketplace

The Corporation faced stiff competition from national and regional branded companies during the entire fiscal 1996 in market areas where competition had not been as severe in prior years. Management anticipates the competitive environment will lessen in intensity in fiscal year 1997.

Change in Corporate Year End

Effective June 1, 1996, the Corporation's fiscal year will end at the close of operations on the Sunday nearest to May 31.

Employees

A total of 682 production workers of the Corporation are covered by collective bargaining agreements that expire on December 31, 1996 and December 31, 1998. The Corporation has never had any strikes or labor disputes interfering with its operations.

Foreign Operations

The Corporation has a foreign subsidiary in Guatemala that produces food products for export to the United States to be sold principally by the Corporation to its customers. The Corporation is exposed to foreign exchange risk and is subject to the laws of Guatemala which may place restrictions and controls on the Corporation's business. The Corporation contracts with independent growers to grow crops which are then harvested and sold to the Corporation.

New Accounting Standards

The Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" in March, 1995 and SFAS No. 123 "Accounting for Stock-Based Compensation" in October, 1995. SFAS No. 121 and 123 are required to be adopted for fiscal years beginning after December 15, 1995, and are not expected to have a significant effect on the Corporation's financial statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements                                                                          Pages
                                                                                                       -----
         Financial Statements                                                                             16

         Report of Independent Certified Public Accountants (KPMG Peat Marwick LLP)                       16

         Report of Independent Certified Public Accountants (Harry Ness & Company)                        17

         Consolidated Balance Sheets as of  March 31, 1996 and April 2, 1995                              18

         Consolidated Statements of Earnings for Years Ended March 31, 1996,                              20
         April 2, 1995 and April 3, 1994

         Consolidated Statements of Stockholders' Equity for Years Ended                                  21
         March 31, 1996, April 2, 1995, and April 3, 1994

         Consolidated Statements of Cash Flows for Years Ended March 31, 1996,                            22
         April 2, 1995, and April 3, 1994

         Notes to Consolidated Financial Statements                                                       24

         Quarterly Financial Data                                                                         42

                      [KPMG Peat Marwick LLP Letterhead]

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Hanover Foods Corporation:

We have audited the accompanying consolidated balance sheet of Hanover Foods Corporation and subsidiaries as of March 31, 1996 and the related consolidated statements of earnings, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hanover Foods Corporation and subsidiaries as of March 31, 1996 and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

/s/ KPMG Peat Marwick LLP
Harrisburg, Pennsylvania
July 2, 1996

                      [HARRY NESS & COMPANY LETTERHEAD]

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
Hanover Foods Corporation

We have audited the accompanying consolidated balance sheet of Hanover Foods Corporation and subsidiaries as of April 2, 1995 and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the two years in the period ended April 2, 1995. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hanover Foods Corporation and subsidiaries as of April 2, 1995 and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended April 2, 1995, in conformity with generally accepted accounting principles.


                                            /s/ HARRY NESS & COMPANY
York, Pennsylvania
May 26, 1995

HANOVER FOODS CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

March 31, 1996 and April 2, 1995



=====================================================================================================

                                                                        March 31,            April 2,
ASSETS                                                                       1996                1995
- -----------------------------------------------------------------------------------------------------

Current assets:
   Cash and cash equivalents                                        $     914,000             649,000
   Accounts and notes receivable -- net                                25,216,000          25,606,000
   Accounts receivable from related parties -- net                         18,000              16,000
   Inventories:
      Finished goods                                                   33,930,000          38,292,000
      Raw materials and supplies                                       13,227,000          11,660,000
   Prepaid corporate income taxes                                         541,000           2,224,000
   Prepaid expenses                                                     1,294,000           1,558,000
   Other current assets                                                        --             263,000
   Deferred income taxes                                                  885,000             467,000
- -----------------------------------------------------------------------------------------------------

Total current assets                                                   76,025,000          80,735,000
- -----------------------------------------------------------------------------------------------------

Property, plant, and equipment -- at cost:
   Land and buildings                                                  31,847,000          30,945,000
   Machinery and equipment                                             77,210,000          72,622,000
   Leasehold improvements                                                 349,000             326,000
- -----------------------------------------------------------------------------------------------------

                                                                      109,406,000         103,893,000
   Less accumulated depreciation and amortization                      60,262,000          54,730,000
- -----------------------------------------------------------------------------------------------------

                                                                       49,144,000          49,163,000

   Construction in progress                                                61,000              88,000
- -----------------------------------------------------------------------------------------------------

                                                                       49,205,000          49,251,000
- -----------------------------------------------------------------------------------------------------

Other assets:
   Intangible assets -- less accumulated amortization
      of $2,002,000 and $1,987,000                                        458,000             473,000
   Other assets                                                         2,680,000           1,685,000



- -----------------------------------------------------------------------------------------------------

Total assets                                                        $ 128,368,000         132,144,000
=====================================================================================================


See accompanying notes to consolidated financial statements.

                                      HANOVER FOODS CORPORATION AND SUBSIDIARIES

                                                     Consolidated Balance Sheets

                                                March 31, 1996 and April 2, 1995



=====================================================================================================

                                                                        March 31,            April 2,
LIABILITIES AND STOCKHOLDERS' EQUITY                                         1996                1995
- -----------------------------------------------------------------------------------------------------

Current liabilities:
   Accounts payable                                                 $  24,792,000          33,025,000
   Notes payable -- banks                                              29,421,000          19,926,000
   Accrued expenses                                                     3,966,000           4,883,000
   Current maturities of long-term debt                                 1,999,000           2,415,000
   Current maturities of long-term debt to related party                  500,000             500,000
   Current maturities of capital lease obligations                        210,000             300,000
   Income taxes payable                                                    93,000             117,000
- -----------------------------------------------------------------------------------------------------

Total current liabilities                                              60,981,000          61,166,000

Long-term debt, less current maturities                                18,078,000          19,783,000
Long-term debt to related party, less current maturities                  375,000             875,000
Long-term capital lease obligations, less current maturities                   --             233,000
Deferred income taxes                                                   5,689,000           5,875,000
Other liabilities                                                         736,000             292,000
- -----------------------------------------------------------------------------------------------------

Total liabilities                                                      85,859,000          88,224,000
- -----------------------------------------------------------------------------------------------------

Stockholders' equity:
   8-1/4% cumulative convertible preferred -- $25 par value,
      issuable in series -- 120,000 shares authorized, 31,536 in 1996 and 31,816 in 1995 shares issued, 15,044 in 1996 and
      15,324 in 1995 shares outstanding                                   788,000             795,000
   Common stock, Class A -- non-voting -- $25 par value,
      800,000 shares authorized, 349,210 in 1996 and 349,090 in
      1995 shares issued, 295,649 in 1996 and 301,318 in
      1995 shares outstanding                                           8,729,000           8,726,000
   Common stock, Class B -- voting -- $25 par value,
      880,000 shares authorized, 493,123 shares issued,
      427,459 in 1996 and 432,607 in 1995 shares outstanding           12,328,000          12,328,000
   Capital paid in excess of par value                                  1,623,000           1,619,000
   Retained earnings                                                   27,026,000          27,437,000
   Treasury stock, at cost                                             (7,708,000)         (6,948,000)
   Other                                                                 (277,000)            (37,000)
- -----------------------------------------------------------------------------------------------------

                                                                       42,509,000          43,920,000
- -----------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                          $ 128,368,000         132,144,000
=====================================================================================================

HANOVER FOODS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Earnings

Fiscal years ended March 31, 1996, April 2, 1995, and April 3, 1994



=========================================================================================================================

                                                                                       Fiscal years ended
                                                                    -----------------------------------------------------
                                                                        March 31,            April 2,            April 3,
                                                                             1996                1995                1994
- -------------------------------------------------------------------------------------------------------------------------

Net sales                                                           $ 262,920,000         257,530,000         235,189,000
Cost of goods sold                                                    213,515,000         199,372,000         179,892,000
- -------------------------------------------------------------------------------------------------------------------------

Gross profit                                                           49,405,000          58,158,000          55,297,000

Selling expenses                                                       35,067,000          42,089,000          32,154,000
Administrative expenses                                                 9,706,000           9,699,000           9,525,000
- -------------------------------------------------------------------------------------------------------------------------

Operating profit                                                        4,632,000           6,370,000          13,618,000

Interest expense                                                        4,639,000           3,744,000           3,733,000
Other (income) expenses -- net                                           (640,000)            (60,000)           (343,000)
- -------------------------------------------------------------------------------------------------------------------------

Earnings before income taxes                                              633,000           2,686,000          10,228,000
Income taxes                                                              213,000             798,000           4,067,000
- -------------------------------------------------------------------------------------------------------------------------

Net earnings                                                              420,000           1,888,000           6,161,000
Dividends on preferred stock                                               31,000              33,000              34,000
- -------------------------------------------------------------------------------------------------------------------------

Net earnings applicable to common stock                             $     389,000           1,855,000           6,127,000
=========================================================================================================================

Earnings per common share                                           $        0.53                2.53                8.29
=========================================================================================================================

Average common shares outstanding                                         729,608             734,252             739,026
=========================================================================================================================


See accompanying notes to consolidated financial statements.

HANOVER FOODS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

Fiscal years ended March 31, 1996, April 2, 1995, and April 3, 1994

===============================================================================================================
                                                                 Cumulative
                                                         convertible preferred stock          Common stock
                                              Total         Series A and Series B                Class A
                                      shareholders'         ---------------------        ----------------------
                                             equity         Shares         Amount         Shares         Amount
- ---------------------------------------------------------------------------------------------------------------

Balance, March 29, 1993                $ 37,920,000         32,936      $ 823,000        348,515    $ 8,713,000

Net earnings                              6,161,000             --             --             --             --
Cash dividends per share:
   Preferred -- $2.0625                     (34,000)            --             --             --             --
   Common -- $1.00                         (737,000)            --             --             --             --
Common stock issuance                         3,000             --             --             46          1,000
Redemption of common stock                 (388,000)            --             --             --             --
Unearned compensation                       116,000             --             --             --             --
Unrealized loss on investments              (51,000)            --             --             --             --
- ---------------------------------------------------------------------------------------------------------------

Balance, April 3, 1994                   42,990,000         32,936        823,000        348,561      8,714,000

Net earnings                              1,888,000             --             --             --             --
Cash dividends per share:
   Preferred -- $2.0625 annually            (33,000)            --             --             --             --
   Common -- $1.075 annually               (789,000)            --             --             --             --
Common stock issuance                         3,000             --             --             46             --
Redemption of common stock                 (142,000)            --             --             --             --
Unrealized gain on investments                3,000             --             --             --             --
Conversion of preferred for
   Class A common                                --         (1,120)       (28,000)           483         12,000
- ---------------------------------------------------------------------------------------------------------------

Balance, April 2, 1995                   43,920,000         31,816        795,000        349,090      8,726,000

Net earnings                                420,000             --             --             --             --
Cash dividends per share:
   Preferred -- $2.0625 annually            (31,000)            --             --             --             --
   Common -- $1.10 annually                (800,000)            --             --             --             --
Redemption of common stock --
   Class A 5,789 shares,
   Class B 5,148 shares                    (760,000)            --             --             --             --
Conversion of preferred for
   Class A common                                --           (280)        (7,000)           120          3,000
Minimum pension liability
   adjustment (net of taxes
   of $235,000)                            (351,000)            --             --             --             --
Unrealized gain on investments              111,000             --             --             --             --
- ---------------------------------------------------------------------------------------------------------------

Balance, March 31, 1996                $ 42,509,000         31,536      $ 788,000        349,210    $ 8,729,000
===============================================================================================================

==================================================================================================================================

                                       Common stock
                                          Class B          Capital paid                             Treasury stock
                                  ----------------------   in excess of        Retained        ----------------------
                                   Shares         Amount      par value        earnings         Shares         Amount        Other
- ----------------------------------------------------------------------------------------------------------------------------------

Balance, March 29, 1993           493,123   $ 12,328,000      1,601,000      20,981,000        116,757   $ (6,421,000)    (105,000)

Net earnings                           --             --             --       6,161,000             --             --           --
Cash dividends per share:
   Preferred -- $2.0625                --             --             --         (34,000)            --             --           --
   Common -- $1.00                     --             --             --        (737,000)            --             --           --
Common stock issuance                  --             --          2,000              --             --             --           --
Redemption of common stock             --             --             --              --          5,875       (388,000)          --
Unearned compensation                  --             --             --              --             --             --      116,000
Unrealized loss on investments         --             --             --              --             --             --      (51,000)
- ----------------------------------------------------------------------------------------------------------------------------------

Balance, April 3, 1994            493,123     12,328,000      1,603,000      26,371,000        122,632     (6,809,000)     (40,000)

Net earnings                           --             --             --       1,888,000             --             --           --
Cash dividends per share:
   Preferred -- $2.0625 annually       --             --             --         (33,000)            --             --           --
   Common -- $1.075 annually           --             --             --        (789,000)            --             --           --
Common stock issuance                  --             --             --              --            (46)         3,000           --
Redemption of common stock             --             --             --              --          2,152       (142,000)          --
Unrealized gain on investments         --             --             --              --             --             --        3,000
Conversion of preferred for
   Class A common                      --             --         16,000              --             --             --           --
- ----------------------------------------------------------------------------------------------------------------------------------

Balance, April 2, 1995            493,123     12,328,000      1,619,000      27,437,000        124,738     (6,948,000)     (37,000)

Net earnings                           --             --             --         420,000             --             --           --
Cash dividends per share:
   Preferred -- $2.0625 annually       --             --             --         (31,000)            --             --           --
   Common -- $1.10 annually            --             --             --        (800,000)            --             --           --
Redemption of common stock --
   Class A 5,789 shares,
   Class B 5,148 shares                --             --             --              --         10,937       (760,000)          --
Conversion of preferred for
   Class A common                      --             --          4,000              --             --             --           --
Minimum pension liability
   adjustment (net of taxes
   of $235,000)                        --             --             --              --             --             --     (351,000)
Unrealized gain on investments         --             --             --              --             --             --      111,000
- ----------------------------------------------------------------------------------------------------------------------------------

Balance, March 31, 1996           493,123   $ 12,328,000      1,623,000      27,026,000        135,675   $ (7,708,000)    (277,000)
==================================================================================================================================


See accompanying notes to consolidated financial statements.

HANOVER FOODS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Fiscal years ended March 31, 1996, April 2, 1995, and April 3, 1994



=========================================================================================================================

                                                                                       Fiscal years ended
                                                                       --------------------------------------------------
                                                                        March 31,            April 2,            April 3,
                                                                             1996                1995                1994
- -------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
  Net earnings                                                         $  420,000           1,888,000           6,161,000
  Adjustments to reconcile net earnings to net cash
     provided by operating activities:
         Depreciation and amortization                                  5,582,000           5,652,000           6,167,000
         (Gain) loss on sale of property, plant, and
            equipment                                                     (25,000)            (10,000)            104,000
         Deferred income taxes                                           (369,000)             22,000             593,000
         Change in assets and liabilities:
            Accounts receivable                                           388,000             187,000            (505,000)
            Inventory                                                   2,795,000          (7,887,000)         (8,607,000)
            Prepaid items                                               1,947,000          (1,892,000)           (231,000)
            Accounts payable and accrued expenses                      (9,736,000)          2,680,000           3,240,000
            Dividends payable                                                  --            (192,000)             (2,000)
            Income taxes payable                                          (24,000)           (577,000)            398,000
            Other liabilities                                             444,000             139,000             153,000
- -------------------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                               1,422,000              10,000           7,471,000
- -------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Decrease (increase) in other current assets                             263,000                  --             (80,000)
  Decrease (increase) in other noncurrent assets, net                    (884,000)            600,000             436,000
  Acquisitions of property, plant, and equipment                       (5,527,000)         (6,235,000)         (4,585,000)
  Proceeds from dispositions of property, plant,
     and equipment                                                         31,000              30,000             234,000
- -------------------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                                  (6,117,000)         (5,605,000)         (3,995,000)
- -------------------------------------------------------------------------------------------------------------------------

                                                                     (Continued)

HANOVER FOODS CORPORATION AND SUBSIDIARIES

=========================================================================================================================

                                                                                       Fiscal years ended
                                                                    -----------------------------------------------------
                                                                        March 31,            April 2,            April 3,
                                                                             1996                1995                1994
- -------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Proceeds from notes payable                                       $ 131,244,000         119,109,000          90,941,000
  Payment on notes payable                                           (121,749,000)       (107,849,000)        (87,570,000)
  Payment on long-term debt                                            (2,989,000)         (5,838,000)         (5,402,000)
  Payment on long-term capital lease obligations                         (323,000)           (474,000)           (588,000)
  Payment of dividends                                                   (831,000)           (822,000)           (771,000)
  Common stock redemption                                                (392,000)           (142,000)           (388,000)
  Common stock issuance                                                        --               3,000               3,000
- -------------------------------------------------------------------------------------------------------------------------

Net cash provided by (used in) financing activities                     4,960,000           3,987,000          (3,775,000)
- -------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                      265,000          (1,608,000)           (299,000)

Cash and cash equivalents, beginning of year                              649,000           2,257,000           2,556,000
- -------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of year                              $     914,000             649,000           2,257,000
=========================================================================================================================

Supplemental disclosure of cash flow information:
  Cash paid during the year for:
     Interest                                                       $   4,660,000           3,721,000           3,838,000
     Income taxes                                                         462,000           3,452,000           2,850,000
  Non-cash financing activities:
     The Corporation entered into a note payable
         agreement to purchase 5,148 shares
         of Class B common stock for $368,000
         from a director of the Corporation.
=========================================================================================================================

See accompanying notes to consolidated financial statements.

HANOVER FOODS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 1996, April 2, 1995, and April 3, 1994



(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

         DESCRIPTION OF BUSINESS

         Hanover Foods Corporation is a processing, manufacturing, and distribution concern. The Company's principal line of business is the processing and sales of canned and frozen vegetables, frozen entrees, and prepared foods primarily in the Eastern United States. The Company's primary customers include regional grocery and other wholesale and retail food outlets and other food processors and distributors. The Company's ten largest customers account for approximately 40% of the Company's net sales and accounts receivable with no single customer accounting for more than 10% of net sales for the fiscal years ended March 31, 1996, April 2, 1995, and April 3, 1994. The Company's raw materials are readily available, and the Company is not dependent on a single supplier or a few suppliers. Revenue is recognized from sales when products are shipped.

         PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of Hanover Foods Corporation and its subsidiaries, which are Consumers Packing Company (T/A Hanover Foods - Lancaster Division), Spring Glen Fresh Foods, Inc., Hanover Insurance Company, Ltd., The Nittany Corporation, and Tri-Co. Foods Corp. and its subsidiaries - Alimentos Congelados Monte Bellos, S.A. (ALCOSA) and Sunwise Corporation, all of which are wholly-owned. All significant intercompany balances and transactions have been eliminated.

         CONCENTRATION OF CREDIT RISK

         Financial instruments that potentially subject the Corporation to credit risk consist of trade receivables. Wholesale and retail food distributors comprise a significant portion of the trade receivables; collateral is not required. The risk associated with the concentration is limited due to the large number of wholesalers and retailers and their geographic dispersion.

         CASH AND CASH EQUIVALENTS

         Cash equivalents of $796,000 and $327,000 at March 31, 1996 and April 2, 1995, respectively, consist of short-term interest-bearing investments of less than three months. For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

         INVESTMENTS

         Investments of $1,195,000 and $1,154,000 at March 31, 1996 and April 2, 1995, respectively, classified as available-for-sale securities, are included in other noncurrent assets and measured at fair value. Net unrealized gains and losses are reported as a separate component of stockholders'equity until realized.


                                                                     (Continued)

HANOVER FOODS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

- --------------------------------------------------------------------------------

  (1)    CONTINUED

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying value of cash and cash equivalents, accounts and notes receivable, and accounts payable approximates fair values due to the short-term maturities of these instruments.

         The fair values of each of the Company's long-term debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company's current borrowing rate for similar debt instruments of comparable maturity. The amount reported in the consolidated balance sheet for long-term debt approximates fair value.

         INVENTORIES

         Inventories are stated at the lower of cost (determined by average cost which approximates the first-in, first-out method of accounting) or market.

         PROPERTY, PLANT, AND EQUIPMENT

         Property, plant, and equipment are stated at cost. Plant and equipment under capital leases are stated at the present value of minimum lease payments. Expenditures for maintenance and repairs are charged to expense as incurred; additions and betterments that materially increase the lives of the related assets are capitalized. Upon retirement, sale, or other disposition of buildings and equipment, cost and accumulated depreciation are eliminated from the accounts and gain or loss is included in operations.

         Depreciation on property, plant, and equipment is calculated on the straight-line method over the estimated useful lives of the assets. Estimated useful lives range from approximately 3 years to 12 years for equipment and up to 40 years for buildings. Accelerated methods are used for tax reporting purposes. Plant and equipment held under capital leases are amortized straight-line over the shorter of the lease term or estimated useful life of the asset.

         INTANGIBLE ASSETS

         It is the Corporation's policy to amortize intangible assets, primarily covenants not to compete, purchased trademarks and goodwill, over periods not in excess of 40 years. The Company assesses the recoverability of intangible assets by determining whether the amortization of the balance over its remaining life can be recovered through undiscounted future operating cash flows. The amount of impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability will be impacted if estimated future operating cash flows are not achieved.





                                                                     (Continued)

HANOVER FOODS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

- --------------------------------------------------------------------------------

  (1)    CONTINUED

         INSURANCE

         The Company, through its wholly-owned insurance subsidiary, is self-insured with respect to certain general liability and workers' compensation claims. Excess insurance coverage is maintained for general liability and workers' compensation claims. Accrued expenses include provision for unpaid claims reported and claims incurred but not reported.

         INCOME TAXES

         Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         RESEARCH AND DEVELOPMENT

         Research and development costs are expensed as incurred. Research and development costs amounted to $725,000, $691,000, and $932,000 for the years ended March 31, 1996, April 2, 1995, and April 3, 1994.

         PROMOTIONAL COSTS

         Promotional costs are expensed as incurred. Accounts and notes receivable are presented net of allowances for bad debts and promotional programs.

         ADVERTISING COSTS

         Advertising costs are expensed as incurred. Manufacturer coupons are expensed when payable by the Company (note 9). Advertising expenses amounted to $3,565,000, $3,122,000, and $3,049,000 for the years ended
         March 31, 1996, April 2, 1995, and April 3, 1994, respectively (including manufacturer coupon expense of $2,407,000, $2,026,000, and $1,604,000, respectively).

         EARNINGS PER SHARE

         Earnings per common share are computed on the weighted average number of common shares outstanding during each period after providing for preferred stock dividend requirements. The dilutive effect on earnings per share for conversion of preferred stock is not presented because it results in either dilution of less than 3% or anti-dilution.





                                                                     (Continued)

HANOVER FOODS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements


- --------------------------------------------------------------------------------

  (1)    CONTINUED

         FISCAL YEAR END

         The Corporation's current and past fiscal years ended at the close of operations on the Sunday nearest to March 31. The fiscal year ended April 3, 1994 consisted of 53 weeks and the fiscal years ended April 2, 1995 and March 31, 1996 were comprised of 52 weeks. Effective June 1, 1996 the Corporation's fiscal year will end at the close of operations on the Sunday nearest to May 31.

         USE OF ESTIMATES

         Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

         RECLASSIFICATIONS

         Certain prior amounts have been reclassified to conform to classifications adopted in the current year.


  (2)    NOTES PAYABLE - BANKS

         The Corporation maintains short-term unsecured lines of credit with various banks providing credit availability amounting to $55,000,000, of which $29,421,000 was borrowed (including an overdraft of $5,164,000) at March 31, 1996 and $19,926,000 was borrowed (including an overdraft of $3,318,000) at April 2, 1995. The Corporation borrows funds under these lines of credit under two methods of cost of funds. The first method used to price the cost of short-term borrowings is based upon LIBOR plus sixty to seventy-five basis points. The second method is based upon the financial institution's "calculated cost of funds" plus an earnings modification. The weighted-average interest rate on short-term borrowings at March 31, 1996 and April 2, 1995 was 6.2% and 7.5%, respectively. The maximum amount of borrowings outstanding under short-term lines of credit at any one time during the years ended March 31, 1996 and April 2, 1995 was approximately $45,900,000 and $31,200,000, respectively.





                                                                     (Continued)

HANOVER FOODS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

- --------------------------------------------------------------------------------

  (3)    LONG-TERM DEBT

         The long-term debt of the Corporation and its subsidiaries consists of:

                                                                              March 31,       April 2,
                                                                                   1996           1995
- ------------------------------------------------------------------------------------------------------
8.74% - 9.24% unsecured senior notes payable to an insurance
  company, due fiscal years ending 1996-2007                           $     19,643,000     21,429,000

7.0% and 7.2% installment obligations payable to industrial
  development authorities, due fiscal year ending 1995-96                            -         454,000

8.5% installment obligation payable to a municipality, due
  fiscal years ending 1996-1997                                                 140,000        269,000

Installment obligation payable to a related party, due in
  equal annual installments in fiscal years ending 1996-2000, interest
  at prime rate (8.25% at March 31, 1996)                                       294,000             -

6.33% installment obligation payable to a related party, due fiscal
  years ending 1996-1998                                                        875,000      1,375,000

Various installment obligations and other notes payable                              -          46,000
- ------------------------------------------------------------------------------------------------------
Total long-term debt                                                         20,952,000     23,573,000
Less current maturities                                                       2,499,000      2,915,000
- ------------------------------------------------------------------------------------------------------
Long-term debt, excluding current maturities                           $     18,453,000     20,658,000
- ------------------------------------------------------------------------------------------------------


         The term loan agreements with the insurance company, seasonal borrowing with financial institutions (note 2), and installment agreements with industrial development authorities contain various restrictive provisions including those relating to mergers and acquisitions, additional borrowing, guarantee of obligations, lease commitments, limitations to declare or pay dividends, repurchase stock, and the maintenance of working capital and certain financial ratios. Based on the requirements of the agreements, at March 31, 1996, $19,797,000 of retained earnings are restricted from distribution. The Corporation is in compliance with the restrictive provisions in the agreements except for the Interest Charge Coverage Ratio for which the Corporation has received waivers to this provision through July 10, 1996 from the respective lenders holding debt outstanding of $49,064,000. The interest rate on the unsecured senior notes payable has been increased from 8.74% to 9.24% from December 31, 1995 to July 10, 1996. Management and the senior unsecured lender are currently working towards an amendment to modify the Interest Charge Coverage Ratio through September 1, 1997 and management expects to finalize this amendment before the end of the next compliance period.

         Property, plant, and equipment at cost of approximately $2,500,000 was pledged to secure $875,000 of the long-term obligations at March 31, 1996.





                                                                     (Continued)

HANOVER FOODS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements


- --------------------------------------------------------------------------------

  (3)    CONTINUED

         The aggregate long-term debt maturing during the next five years is as follows:

      For the fiscal year ending:
        1997                         $  2,499,000
        1998                            2,234,000
        1999                            1,859,000
        2000                            1,859,000
        2001                            1,786,000
        Thereafter                     10,715,000
     ---------------------------------------------
      Total                          $ 20,952,000
     ---------------------------------------------



  (4)    LEASES

         The Company is obligated under a noncancelable capital lease for machinery and equipment that expires in 1997. At March 31, 1996 and April 2, 1995, the gross amount of plant and equipment and related accumulated amortization recorded under the capital lease were as follows:

                                          March 31,       April 2,
                                               1996           1995
- --------------------------------------------------------------------
Machinery and equipment              $    2,383,000      2,383,000
Less accumulated amortization               894,000        695,000
- --------------------------------------------------------------------

                                     $    1,489,000      1,688,000
- --------------------------------------------------------------------


         Amortization of assets held under capital leases is included with depreciation expense.





                                                                     (Continued)

HANOVER FOODS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

- --------------------------------------------------------------------------------

  (4)    CONTINUED

         The Company also has several noncancelable operating leases, primarily for equipment, that expire over the next three years. These leases generally contain renewal options for periods ranging from three to five years and require the Company to pay all executory costs such as maintenance and insurance. Rental expense for operating leases (except those with lease terms of a month or less that were not renewed) during the years ended March 31, 1996, April 2, 1995, and April 3, 1994 consisted of the following:

                               March 31,       April 2,      April 3,
                                    1996           1995          1994
- ----------------------------------------------------------------------
Minimum rentals           $    3,964,000      3,480,000     1,809,000
Contingent rentals                    -          89,000       498,000
- ----------------------------------------------------------------------
Rental expense            $    3,964,000      3,569,000     2,307,000
- ----------------------------------------------------------------------


         Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of March 31, 1996 are:

                                                           Capital    Operating
                                                            leases       leases
     ---------------------------------------------------------------------------
      For the fiscal year ending:
        1997                                         $     224,000    1,654,000
        1998                                                    -     1,235,000
        1999                                                    -       895,000
        2000                                                    -       695,000
        2001                                                    -       442,000
        Thereafter                                              -       271,000
     ---------------------------------------------------------------------------

      Total minimum lease payments                         224,000 $  5,192,000
      Less amount representing interest (at 6% rate)        14,000 ============
     -------------------------------------------------------------
      Present value of net minimum capital
        lease payments                                     210,000
      Less current installments of obligations
        under capital leases                               210,000
     -------------------------------------------------------------
      Obligations under capital leases,
        excluding current installments               $          -
     -------------------------------------------------------------





                                                                     (Continued)

HANOVER FOODS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

- --------------------------------------------------------------------------------


  (5)    RELATED PARTY TRANSACTIONS

         The Corporation and its subsidiaries, in the normal course of business, purchase and sell goods and services to related parties.
         The Corporation believes that the cost of such purchases and sales are competitive with alternative sources of supply and markets. Transactions with related parties are summarized below:


                                                    Fiscal year ended
                                     --------------------------------------------
                                          March 31,       April 2,      April 3,
                                               1996           1995          1994
- ---------------------------------------------------------------------------------
Revenues:
  Food Service East, Inc.            $           -           9,000     1,205,000

Corporate charges:
  Warehime Enterprises, Inc.                  2,000          3,000         2,000
  Snyder's of Hanover, Inc.                 175,000        337,000       370,000

Expenditures:
  The Cannery Press, Inc.                   346,000        387,000       455,000
  Patti & John's, Inc.                       29,000         30,000        26,000
  Lippy Brothers, Inc.                      752,000      1,350,000            -
  James G. Sturgill                          65,000             -             -
  ARWCO Corporation                          43,000             -             -
  Warehime Enterprises, Inc.                227,000             -             -
  John A. and Patricia M. Warehime           42,000             -             -
  Snyder's of Hanover, Inc.                  17,000             -             -
  George E. Lawrence                         70,000             -             -

Accounts receivable:
  Snyder's of Hanover, Inc.                  24,000         23,000       206,000
  Patti & John's, Inc.                        3,000          3,000            -
  Food Service East Inc.                         -           3,000            -

Accounts payable:
  Warehime Enterprises, Inc.                  5,000             -             -
  The Cannery Press, Inc.                     4,000         13,000         7,000

Notes receivable:
  Food Service East, Inc.                        -              -      3,253,000

Notes payable:
  Warehime Enterprises, Inc.                875,000      1,375,000     1,875,000
  Cyril T. Noel                             294,000             -             -
- ---------------------------------------------------------------------------------


         In April 1994, the notes receivable from Food Service East, Inc. and subsidiaries for $3,253,000 were assigned to John A. (Chairman) and Patricia M. Warehime. The notes receivable, classified as a current asset at April 3, 1994, were paid by John A. and Patricia M. Warehime in April 1994.





                                                                     (Continued)

HANOVER FOODS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements


- --------------------------------------------------------------------------------


  (5)    CONTINUED

         The Corporation purchased the Teculutan, Guatemala plant property from ARWCO Corporation on April 5, 1995 for $250,000. On June 20, 1995, the Corporation purchased real estate near the Centre Hall facility from Centre Foods Enterprises, Inc. for $250,000.

         On June 1, 1994, the Corporation entered into a one year lease with Food Service East, Inc. to lease 20,931 square feet of dry warehouse and production, refrigerated and frozen storage space. Pursuant to the lease, the Corporation has two unilateral options to extend the term of the lease for two successive one year terms or until May 31, 1997 and an option to purchase based on an independent appraisal. On October 1, 1994 the Corporation increased the rental space to 28,501 square feet for a total annual rent of $96,703. On June 1, 1996, the Corporation exercised its unilateral option to purchase for $904,000 approximately 10.3 acres of land improved by an office/warehouse facility free and clear of all liens, encumbrances and security interests.

         In connection with the amended complaint filed by Michael A. Warehime versus John A. Warehime (note 9), pursuant to applicable state law, the Corporation has agreed to pay directly all expenses (including attorney's fees) and costs in advance of the final disposition of the litigation or any substantially similar or related action, suit, or proceeding. The Corporation has received an undertaking from John A. Warehime to repay all costs and expenses if it is ultimately determined that he is not entitled to be indemnified by the Corporation. The amount paid and expensed by the Corporation under this arrangement for the year ended March 31, 1996 was approximately $300,000.

         On April 1, 1996, the Corporation entered into a stock purchase agreement with John R. Miller, Jr. to purchase 1,210 shares of the Company's Voting Class B Common Stock and 5,990 shares of the Company's Nonvoting Class A Common Stock over a four year period. The agreement provides that John R. Miller, Jr. give a proxy to John A. Warehime, Chairman, to vote all shares of both classes of common stock beginning April 1, 1996 and ending March 31, 2001.

         A portion of rental expense included in note 4 was paid to ARWCO Corporation, Warehime Enterprises, Inc., Centre Foods Enterprises, Inc., and Food Service East, Inc., all of which are related companies through common control. The amounts were $340,000, $654,000, and $739,000 for the years ended March 31, 1996, April 2, 1995, and April 3, 1994, respectively. The portion of rental commitments included in note 4 due these companies is summarized as follows:

      For the fiscal years ending:
        1997                         $  215,000
        1998                             13,236
        1999                             14,000
        2000                             15,000
        2001                             15,000
      --------------------------------------------





                                                                     (Continued)

HANOVER FOODS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

- --------------------------------------------------------------------------------

  (6)    BENEFIT PLANS

         FROZEN DEFINED BENEFIT RETIREMENT PLANS

         The Corporation previously amended its noncontributory defined benefit plans to freeze benefit accruals effective August 31, 1992 and also took action to terminate the plans effective August 31, 1992. On November 12, 1993, the Board of Directors rescinded its previous action to terminate the plans and has placed the plans in a frozen status.

         The following table sets forth the plans' funded status and amounts recognized in the Company's consolidated balance sheet as of:

                                                                           March 31, 1996
                                                                      -----------------------
                                                                           Fully       Under      April 2,
                                                                      funded plan funded plan         1995
- ------------------------------------------------------------------------------------------------------------
Actuarial present value of benefit obligations:
  Accumulated benefit obligation:
    Vested                                                              $(623,000) (6,594,000)  (6,573,000)
- ------------------------------------------------------------------------------------------------------------

Projected benefit obligation for service rendered to date                (623,000) (6,594,000)  (6,573,000)
Plan assets at fair value                                                 669,000   6,508,000    6,784,000
- ------------------------------------------------------------------------------------------------------------

Plan assets in excess of (less than) projected benefit obligation          46,000     (86,000)     211,000
Unrecognized (gains) losses                                               162,000     586,000      227,000
Adjustment to recognize required minimum liability                             -     (586,000)          -
- ------------------------------------------------------------------------------------------------------------

Prepaid (accrued) pension cost                                          $ 208,000     (86,000)     438,000
- ------------------------------------------------------------------------------------------------------------


         Net periodic pension cost (income) included the following components:

                                                March 31,      April 2,       April 3,
                                                     1996          1995           1994
- ----------------------------------------------------------------------------------------
Interest cost                                   $ 496,000       440,000        382,000
Actual return on plan assets                     (464,000)       80,000       (290,000)
Amortization of transition obligation                  -             -           4,000
Amortization of unrecognized loss                   6,000         6,000             -
Deferral of asset loss                            (15,000)     (580,000)      (165,000)
- ----------------------------------------------------------------------------------------

Net pension cost (income)                       $  23,000       (54,000)       (69,000)
- ----------------------------------------------------------------------------------------


         The plans' assets include mutual funds, bonds, cash, and cash equivalents. The Corporation funding policy is to contribute annually those amounts necessary to meet ERISA funding requirements.





                                                                     (Continued)

HANOVER FOODS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

- --------------------------------------------------------------------------------

  (6)    CONTINUED

         Assumptions used in accounting for the pension plans as of March 31, 1996 and April 2, 1995 were:

                                                            March 31,        April 2,
                                                                 1996            1995
- ---------------------------------------------------------------------------------------
Discount rates                                                   7.25 %          7.75 %
Expected long-term rate of return on assets                       7.0             8.0
- ---------------------------------------------------------------------------------------



         The assumed rates used above have a significant effect on the amounts reported. For example, decreasing the assumed discount rates by one percentage point at March 31, 1996 would increase the projected benefit obligation and the additional minimum liability by approximately $1,024,000.

         DEFINED CONTRIBUTION PLAN

         The Corporation offers a 401(k) plan covering certain of its employees. Effective January 1, 1993, the Corporation has agreed to contribute an amount equal to 100% of each employee's deferral up to 5%.

         The Corporation's contribution to the 401(k) plan for the fiscal years ended March 31, 1996, April 2, 1995, and April 3, 1994 was $539,000,
         $506,000, and $543,000, respectively.





                                                                     (Continued)

HANOVER FOODS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

- --------------------------------------------------------------------------------
  (6)    CONTINUED

         POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

         Certain employees receive postretirement benefits other than pensions. This plan is currently not funded. The Company accounts for these costs by accruing for them over the employee service period. The status of the plan, based on the most recent measurement dates, is as follows:

                                                                                  January 1,     January 2,
                                                                                        1996           1995
- -------------------------------------------------------------------------------------------------------------
Actuarial present value of accumulated postretirement
  benefit obligation:
    Actives eligible to retire                                               $      (117,000)       (98,000)
    Other actives                                                                   (254,000)      (192,000)
- -------------------------------------------------------------------------------------------------------------

    Total actives                                                                   (371,000)      (290,000)

    Current retirees and disables                                                 (1,306,000)    (1,295,000)
- -------------------------------------------------------------------------------------------------------------

    Total obligation                                                              (1,677,000)    (1,585,000)
    Plan assets at fair value                                                             -              -
- -------------------------------------------------------------------------------------------------------------

    Funded status                                                                 (1,677,000)    (1,585,000)

    Unrecognized net (gain) loss                                                     (75,000)       (91,000)
    Unrecognized transition liability, amortized over 20 years                     1,311,000      1,384,000
- -------------------------------------------------------------------------------------------------------------

    Accrued postretirement benefit cost                                      $      (441,000)      (292,000)
- -------------------------------------------------------------------------------------------------------------

         A discount rate of 7.25%, 8.5%, and 7.50% for January 1, 1996, January 2, 1995, and January 3, 1994, respectively, was used in determining the actuarial present value of the accumulated postretirement benefit obligation.

         The cost of postretirement benefits other than pensions consisted of the following components:

                                                           1996           1995           1994
- ----------------------------------------------------------------------------------------------
Service cost                                   $         16,000         20,000         11,000
Interest cost                                           121,000        124,000        124,000
Amortization of transition obligation                    73,000         73,000         73,000
- ----------------------------------------------------------------------------------------------
                                               $        210,000        217,000        208,000
- ----------------------------------------------------------------------------------------------





                                                                     (Continued)

HANOVER FOODS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

- --------------------------------------------------------------------------------
  (6)    CONTINUED

         The assumed postretirement health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 9% for fiscal year March 31, 1996, decreasing each year to an ultimate rate of 5% in 2002 and thereafter over the projected payout period of benefits.

         The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of March 31, 1996 by $110,000 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended March 31, 1996 by $8,000.

         EMPLOYMENT AND DEFERRED COMPENSATION AGREEMENTS

         Effective April 4, 1994, the Corporation entered into an employment contract with the Chief Executive Officer which contains self-renewing terms of five years (evergreen). The agreement provides for payment of the stipulated compensation over no more than the remaining term in the event of death, disability, or termination. In addition, the agreement also provides for the annual reimbursement of certain expenses. As of March 31, 1996, the estimated aggregate liability for the next five years could be $3,300,000, excluding annual performance bonuses. Annual performance bonuses are based upon attaining prescribed pre-tax earnings levels and can be paid in cash or Class B-Common (voting) stock at the option of the officer. For the years ended March 31, 1996 and April 2, 1995, the performance bonus recognized under this agreement was $0 and $659,500, respectively.

         Effective April 3, 1995, the agreement was amended to also provide a deferred compensation program for the Chief Executive Officer. The deferred compensation program provides for payment to commence upon termination, death, or disability and is payable during the lives of the officer and/or his spouse. The agreement provides for the annual deferred compensation to be based upon 60% of the average of the latest three years of total compensation (including performance bonuses). The net present value of the cost of providing this future benefit is recognized over the remaining expected years of service. The expense recognized under this agreement was approximately $295,000 for the year ended March 31, 1996. Based on the estimated present value of the deferred compensation, the estimated present value at retirement (assuming retirement at age seventy) could amount to approximately $9,700,000.

         The Corporation is also committed to another employee, Patricia H. Townsend, under a previous employment contract, which provides for minimum salary levels, annual adjustments, as well as incentive bonuses and expires in March 2004. Provisions contained in the agreement provide for continuation of the remuneration in the event of termination, incapacity, death, or disability. The estimated commitment for future salaries through the duration of the agreement as of March 31, 1996 was approximately $480,000.





                                                                     (Continued)

HANOVER FOODS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

- --------------------------------------------------------------------------------

  (7)    INCOME TAXES

         Total income taxes (benefit) for the year ended March 31, 1996, April 2, 1995, and April 3, 1994, were attributable to the following:

                                                   March 31      April 2,      April 3,
                                                       1996          1995          1994
- ----------------------------------------------------------------------------------------
Income from operations                        $     213,000       798,000     4,067,000
Minimum pension liability adjustment               (235,000)           -             -
- ----------------------------------------------------------------------------------------
                                              $     (22,000)      798,000     4,067,000
- ----------------------------------------------------------------------------------------


         Income tax expense (benefit) attributable to income from operations consists of:

                                               Fiscal years ended
             ---------------------------------------------------------------------------
                     March 31, 1996           April 2, 1995            April 3, 1994
             --------------------------  ----------------------   ----------------------
                  Federal       State     Federal        State     Federal        State
- ----------------------------------------------------------------------------------------
Current      $    448,000     134,000     696,000       80,000   2,867,000      806,000
Deferred         (205,000)   (164,000)     86,000      (64,000)    334,000       60,000
- ----------------------------------------------------------------------------------------
             $    243,000     (30,000)    782,000       16,000   3,201,000      866,000
- ----------------------------------------------------------------------------------------


         There is no income tax attributable to the income from foreign subsidiaries since the foreign entities were not subject to taxes on income in 1996, 1995, and 1994.

         The significant components of deferred income tax expense attributable to income from operations for the years ended March 31, 1996, April 2, 1995, and April 3, 1994 are as follows:

                                                                          Fiscal year ended
                                                         ---------------------------------------------
                                                               March 31       April 2,       April 3,
                                                                   1996           1995           1994
- ------------------------------------------------------------------------------------------------------
Depreciation expense                                     $       20,000         84,000        168,000
Package design expense                                          (95,000)            -          71,000
Inventory valuation                                               6,000       (134,000)        20,000
Group insurance expense                                        (245,000)        25,000        (22,000)
Compensated absences                                            (20,000)       174,000        (35,000)
Pension and postretirement benefits                             (88,000)        57,000        (21,000)
Effect of change in state tax rate on deferred taxes           (121,000)            -              -
Other, net                                                      174,000       (184,000)       213,000
- ------------------------------------------------------------------------------------------------------
                                                         $     (369,000)        22,000        394,000
- ------------------------------------------------------------------------------------------------------





                                                                     (Continued)

HANOVER FOODS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

- --------------------------------------------------------------------------------
  (7)    (CONTINUED)

         A reconciliation of the Corporation's effective tax rate to the amount computed by applying the federal income tax rate of 34% to income before taxes expressed in percentages, follows:

                                                              Fiscal year ended
                                                    -----------------------------------------
                                                    March 31        April 2,       April 3,
                                                        1996            1995           1994
- ---------------------------------------------------------------------------------------------
Federal income tax rate                                 34.0 %          34.0 %         34.0 %
Increase (decrease) in taxes:
  State taxes - net of federal tax                       9.5             3.4            5.6
  Effect of change in state tax rate
    on deferred taxes                                  (12.6)             -              -
  Loss (income) in foreign subsidiary
    with no current tax                                  2.8           (10.9)          (2.5)
  Other items - net                                     (0.1)            3.2            2.7
- ---------------------------------------------------------------------------------------------
Effective income tax rate                               33.6 %          29.7 %         39.8 %
- ---------------------------------------------------------------------------------------------

         The tax effects of temporary differences that give rise to significant portions of deferred tax liabilities and deferred tax assets at March 31, 1996, April 2, 1995, and April 3, 1994, are as follows:

                                                       March 31       April 2,      April 3,
                                                           1996           1995          1994
- ---------------------------------------------------------------------------------------------
Deferred tax liabilities:
  Depreciation                                  $    (5,630,000)    (5,334,000)   (5,250,000)
  Employee benefit obligations                         (146,000)      (183,000)     (126,000)
  Capital lease obligations                            (519,000)      (432,000)     (338,000)
  Other                                                (147,000)      (591,000)     (592,000)
- ---------------------------------------------------------------------------------------------
Total gross deferred tax liabilities                 (6,442,000)    (6,540,000)   (6,306,000)
- ---------------------------------------------------------------------------------------------

Deferred tax assets:
  Package design costs                                  185,000         93,000        71,000
  Inventory valuation                                   102,000        112,000        20,000
  Group insurance expense                               400,000        162,000        86,000
  Compensated absences                                  229,000        213,000       304,000
  Pension and postretirement benefits                   420,000        123,000        38,000
  Compensation expense                                  236,000        405,000            -
  Other                                                  66,000         24,000       401,000
- ---------------------------------------------------------------------------------------------
Total gross deferred tax assets                       1,638,000      1,132,000       920,000
- ---------------------------------------------------------------------------------------------
Net deferred tax liability                      $    (4,804,000)    (5,408,000)   (5,386,000)
- ---------------------------------------------------------------------------------------------





                                                                     (Continued)

HANOVER FOODS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

- --------------------------------------------------------------------------------
  (7)    (CONTINUED)

         In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

         The Company has not recognized a deferred tax liability for the undistributed earnings and tax basis differences of its investment in foreign subsidiaries since the earnings and investment are considered to be permanently invested in the businesses and, under the tax laws, are not subject to such taxes until distributed. The accumulated amount of such undistributed earnings was approximately $3,076,000 at March 31, 1996.


  (8)    CUMULATIVE CONVERTIBLE PREFERRED STOCK

         The Company has outstanding 15,044 shares of cumulative convertible preferred stock. Cumulative dividends of $.515625 per share are payable quarterly. Each share of preferred stock may be converted at the option of the holder into Class A common stock based on the book value of the common stock at the time of the conversion. At March 31, 1996, the outstanding preferred stock could be converted into 6,454 shares of common stock.


  (9)    COMMITMENTS AND CONTINGENCIES

         LETTER OF CREDIT

         As of March 31, 1996, the Corporation's wholly-owned reinsurance company had outstanding a letter of credit in the sum of $1,200,000 which is secured by its investment assets of the same amount.





                                                                     (Continued)

HANOVER FOODS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

- --------------------------------------------------------------------------------

  (9)    CONTINUED

         LEGAL MATTERS

         On February 1, 1995, Michael A. Warehime, J. William Warehime, and Elizabeth W. Stick, three shareholders of the Corporation, filed a Complaint against the Corporation and its Chairman in the Court of Common Pleas of York County, Pennsylvania. The suit, when filed, sought various forms of relief including, but not limited to, an order that the court invalidate the Corporation's October 18, 1994 election of directors and reinstate the Board of Directors that existed prior to that date. In addition, the plaintiffs sought all costs and fees incident to bringing suit. On August 16, 1995, the court dismissed J. William Warehime and Elizabeth W. Stick as plaintiffs and the Corporation as a defendant in this case. The court also dismissed two of the four counts alleged by the plaintiffs. Subsequently, Michael
         A. Warehime, the remaining plaintiff, amended the complaint to seek a judgment requiring John A. Warehime to reimburse the Corporation for certain compensation paid to him by the Corporation under its employment agreement (note 6). The case is in discovery and no trial date has been set.

         On April 29, 1996 the Corporation settled out of court with federal and Delaware environmental authorities regarding investigations of alleged violations of environmental laws at its Clayton, Delaware facility. As a result of the settlement the Company paid $60,000 in civil penalties and agreed to undertake certain tasks within eighteen months including upgrading its refrigeration system and providing
         refrigeration training to its personnel.    The approximate cost for
         training and capital expenditure is $400,000. The Company has made substantially all of the required capital expenditures to upgrade the refrigeration system and is performing the required refrigeration training at its Delaware facility. The Corporation's actions taken as a result of this settlement are subject to the review of the environmental authorities.

         The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

         MANUFACTURER COUPONS

         The Corporation is contingently liable for unredeemed manufacturer coupons on various products at March 31, 1996 which will expire during 1996.

         STOCK REPURCHASE PLAN

         The Corporation has agreed to purchase Hanover Foods Corporation Class A Common Stock purchased or owned by employees prior to April 20, 1988. This guarantee of repurchase by Hanover Foods Corporation is for an indefinite period of time. As of March 31, 1996, there are 11,808 shares outstanding which would be eligible for this plan. The maximum commitment, if requested, for all eligible shares would be approximately $803,000, based on the most recent appraised value per share.





                                                                     (Continued)

HANOVER FOODS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements


- --------------------------------------------------------------------------------

 (10)    FOREIGN OPERATIONS AND EXCHANGE RESTRICTIONS

         FOREIGN OPERATIONS

         The Corporation's foreign subsidiary, Alimentos Congelados Monte Bello, S.A.. (ALCOSA) produces food products in Guatemala which are sold to Sunwise Corporation in the United States. The revenues generated by the operations in Guatemala and the assets employed in generating those revenues are as follows:

                                        March 31,       April 2,      April 3,
                                             1996           1995          1994
- -------------------------------------------------------------------------------
Revenues                           $   18,155,000     20,320,000    15,781,000
Cost of goods sold                     17,311,000     17,674,000    13,784,000
Assets                                 10,756,000     10,760,000     8,884,000
- -------------------------------------------------------------------------------


         ALCOSA maintains its accounting records in quetzales, although, for financial reporting purposes, the accounting records have been remeasured to be expressed in U.S. dollars. The financial statements of ALCOSA have been translated to their U.S. dollar equivalents prior to being consolidated. Assets and liabilities have been translated to their U.S. dollar equivalents based on rates of exchange prevailing at the end of the period except for inventories, fixed assets, deferred and prepaid expenses, and other assets, which have been translated at historical rates. Revenue and expense accounts have been translated at average exchange rates during the period except for depreciation of fixed assets, which is based on the historical rate. The aggregate exchange gains and losses arising from the translation of foreign assets and liabilities and from foreign currency transactions are included in income under the caption of Other Expenses, Net and amount to a loss of $190,000, a gain of $9,000, and a loss of $49,000 for the years ended March 31, 1996, April 2, 1995, and April 3, 1994, respectively. At March 31, 1996, the prevailing exchange rate was Q
         6.10 to U.S. $1.00.


- --------------------------------------------------------------------------------

HANOVER FOODS CORPORATION AND SUBSIDIARIES

Quarterly Financial Data


- --------------------------------------------------------------------------------------------------------
Dollars in thousands                              First           Second           Third         Fourth
(except per share)                          quarter (1)      quarter (1)     quarter (2)    quarter (3)
- --------------------------------------------------------------------------------------------------------
1996

Net sales                              $         52,306           58,847          75,093         76,674
Gross profit                                     11,030           12,140          11,874         14,361
Net earnings (loss)                              (1,351)             205           1,397            169
Net earnings (loss) per common share              (1.84)             .28            1.91           0.18
Cash dividends per common share                    .275             .275            .275           .275
- --------------------------------------------------------------------------------------------------------

1995

Net sales                              $         50,045           54,163          70,075         83,247
Gross profit                                     11,486           13,389          16,553         16,730
Net earnings (loss)                                 360              695           2,030           (897)
Net earnings (loss) per common share                .48              .93            2.75          (1.64)
Cash dividends per common share                     .25             .275            .275           .275
- --------------------------------------------------------------------------------------------------------

(1) First and second quarter amounts for fiscal 1996 are restated to correct recognition of certain expenses principally related to promotional programs. Net earnings for the first quarter of fiscal 1996 were previously reported as $411,000, and earnings per share for the quarter were $.55 per share. The second quarter of fiscal 1996 previously reported a loss of $940,000 or $1.29 per share.

(2) Third quarter amounts for fiscal 1995 are restated to record the promotional expense for the programs offered during the latter part of the third quarter. The adjustment of $1.2 million represents "billbacks" on sales in November and December 1994 that were not processed until the early part of the fourth quarter. Net earnings for the third quarter of fiscal 1995 were previously reported as $2.8 million, and earnings per share for the quarter were $3.83 per share.

(3) Fourth quarter results for fiscal 1995 include the additional promotional expense for the period of $3.0 million and the sale of excess frozen inventory.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


On June 13, 1995 at the annual meeting of the Class B Common stockholders, KPMG Peat Marwick LLP, Certified Public Accountants, were appointed auditors for the Corporation for the fiscal year ended March 31, 1996. There were no disagreements between the Corporation and its prior auditor regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF CORPORATION

(a)      DIRECTORS OF THE CORPORATION  (AS OF JUNE 24, 1996)

NAME, AGE AND TERM OF OFFICE                   PRINCIPAL OCCUPATION DURING PAST FIVE (5) YEARS
- ----------------------------                   -----------------------------------------------
JOHN A. WAREHIME                               Chairman - 1989 to Present; Director - 1985-Present;
Director - 1985-Present;                       Mr. Warehime has 45 years' experience in the food
Chairman - 1989-Present                        processing industry.
Age:  58

CLAYTON J. ROHRBACH, JR.                       Retired Businessman; Vice President - Marketing - CPC
Director - 1984-Present                        International - 1984-1985
Age:  76

JAMES G. STURGILL, CPA                         Managing Partner - Sturgill & Associates - 1993-
Director - 1994-Present                        Present; 1980-1993 - Sturgill, Rager & Lehman -
Age:  55                                       Chartered and Consultants

ARTHUR S. SCHAIER                              Owner/Vice President and General Manager - Earnhardt's
Director - 1994-Present                        Gilbert Dodge, Inc. - 1981-Present
Age:  54

T. EDWARD LIPPY                                Vice President - Lippy Brothers, Inc., Hampstead, MD -
Director                                       1994-Present, President - 1992-1994; Vice Chairman &
Age:  66                                       Director - Farmers & Merchants Bank - 1989-Present;
                                               Director - Ag First Farm Credit Bank - 1988-Present;
                                               Chairman - Baltimore Farm Credit Bank - 1990-1992;
                                               Chairman - Farm Credit Council, Washington, D.C. -
                                               1993-Present


CYRIL T. NOEL                                  Retired Businessman; Vice President - Finance - Hanover
Director                                       Foods - 1985-1991
Age:  71

JAMES A. WASHBURN                              President & Chief Executive Officer - Park 100 Foods,
Director (Elected April 26, 1996)              Tipton, IN - 1991-Present; President & Chief Executive
Age:  46                                       Officer - Hamilton Medaris Corporation, Fishers, IN;
                                               President & Chief Executive Officer - H.M.C.
                                               Transportation, Fishers, IN

(b)      EXECUTIVE OFFICERS OF THE CORPORATION  (AS OF JUNE 24, 1996)

NAME, AGE AND TERM OF OFFICE                   PRINCIPAL OCCUPATION DURING PAST FIVE (5) YEARS
- ----------------------------                   -----------------------------------------------
JOHN A. WAREHIME                               Chairman - 1989 to Present; Director -1985-Present; Mr.
Chairman - 1989-Present                        Warehime has 45 years' experience in the food
Director - 1985-Present                        processing industry.
Age:  58

GARY T. KNISELY, ESQUIRE                       Executive Vice President - 1995-Present; Vice President
Executive Vice President & Secretary           - Administration - 1989-1995; Counsel - 1987-Present;
1995-Present                                   Secretary - 1987-Present
Age:  47

CLEMENT A. CALABRESE                           Vice President - Sales & Trade Marketing - 1995-
Vice President - Sales & Trade Marketing       Present; Vice President - Sales - American Home Foods,
1995-Present                                   Inc. - 1993-1995; Vice President - Retail Sales -
Age: 53                                        Sunshine Biscuits, Inc. - 1988-1993

PIETRO D. GIRAFFA                              Vice President - Controller - 1996-Present; Controller
Vice President - Controller                    - 1984-1996
1984-Present
Age:  50

WHITNEY J. COOMBS                              Vice President - Marketing - 1987-Present; Vice
Vice President - Marketing                     President of Marketing - Progresso Foods Division -
1987-Present                                   Ogden Foods, Inc. - 1984-1987; Mr. Coombs has 16 years
Age:  55                                       of marketing experience in the food processing
                                               industry.

BERKLEY F. CONE                                President - Clayton Foods Division - 1995-Present;
President - Clayton Division                   President - Alimentos Congelados  Monte Bello, S.A. -
1996-Present                                   1991-Present
President - Alimentos Congelados Monte
Bello S.A.
1991-Present
Age:  47

LESLIE GENSON                                  Vice President - Manufacturing - hired June 24, 1996;
Vice President - Manufacturing                 Director of Operations - Seneca Foods Corp. - Marion,
(Hired - June 24, 1996)                        NY - 1995-1996; Director of Operations - Seneca Foods
Age:  41                                       Corp. - Glencoe, MN; Manufacturing Planning Manager -
                                               Pillsbury Co. - 1991-1995

ALAN T. YOUNG                                  Vice President - Transportation - 1996-Present; Vice
Vice President - Transportation                President - Operations - 1991-1996; Director of
1996-Present                                   Corporate Logistics - 1990-1991; Manager of Corporate
Age:  53                                       Systems - 1986-1990

NAME, AGE AND TERM OF OFFICE                   PRINCIPAL OCCUPATION DURING PAST FIVE (5) YEARS
- ----------------------------                   -----------------------------------------------
JACK A. BROWN                                  Vice President - Treasury Services & Treasurer -
Vice President - Treasury Services             1991-Present; Treasurer - 1987-Present; Director of
and Treasurer                                  Administration - 1987-1988; Manager of Employee
1991-Present                                   Benefits and Compensation - 1988-1990
Age:  66


(d)      FAMILIAL RELATIONSHIPS OF DIRECTORS AND EXECUTIVE OFFICERS

         None.

(h)      SECTION 16(a) OF THE EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act of 1934 requires that directors and certain officers of the Corporation file reports of ownership and changes in ownership with the Securities and Exchange Commission as to the shares of Corporation Common Stock beneficially owned by them.

         Based solely on its review of copies of such forms received by it, the Corporation believes that during the Corporation's fiscal year ended March 31, 1996, all filing requirements applicable to its directors and officers were complied with in a timely fashion.

ITEM 11.         EXECUTIVE COMPENSATION

(b) The following table shows, for the fiscal years ended April 3, 1994, April 2, 1995 and March 31, 1996, the cash compensation paid or accrued, as well as certain other compensation paid or accrued, to the Chief Executive Officer, and the next four highly compensated executive officers of the Corporation in all capacities in which they served.

         Summary Compensation Table - See Next Page

                      Table 1:  Summary Compensation Table




                                                                                               Long-Term
                                                                                             Compensation

                                         Annual Compensation                                    Awards

- ------------------------------------------------------------------------------------------------------------------------------------
       (a)                   (b)      (c)               (d)                (e)                 (f)                   (i)
- ------------------------------------------------------------------------------------------------------------------------------------
 Name and Principal         Year   Salary ($'s)      Bonus ($'s)          Other Annual      Restricted Stock        All Other
 Position                                                               Compensation ($'s)    Awards ($'s)        Compensation ($'s)
====================================================================================================================================
 John A. Warehime           95-96  614,600(2)(10)        -0-                 62,146(11)                           $332,983(4)(9)
 Chairman                   94-95  650,000(2)        659,500(1)(2)                                                  33,982(4)(9)
                            93-94  350,000           122,500                                                         8,994
- ------------------------------------------------------------------------------------------------------------------------------------
 Berkley F. Cone            95-96  156,800             - 0-                                   -0-                    9,391(5)
 President - Clayton        94-95  144,000           52,624(1)                              3,000(3)                 7,500(5)
 Division; President -      93-94  139,000           50,050                                 3,000                    7,994
 Alimentos Congelados
 Monte Bello, S.A.
- ------------------------------------------------------------------------------------------------------------------------------------
 Gary T. Knisely            95-96  129,900              -0-                                                          7,416(6)
 Executive Vice             94-95  117,000           18,428(1)                                                       7,500(6)
 President,                 93-94  110,400           38,640                                                          7,263
 Secretary & Counsel
- ------------------------------------------------------------------------------------------------------------------------------------
 Alan T. Young              95-96  113,800             -0-                                                           6,531(7)
 Vice President -           94-95  106,700           16,805                                                          6,887(7)
 Transportion               93-94  95,617            31,850                                                          6,165
- ------------------------------------------------------------------------------------------------------------------------------------
 Whitney J. Coombs          95-96  113,700              -0-                                                          6,634(8)
 VP Marketing               94-95  120,600           18,995(1)                                                       7,500(8)
                            93-94  113,800           39,830                                                          7,555
- ------------------------------------------------------------------------------------------------------------------------------------

FOOTNOTES:

(1) Reflects bonus earned during the fiscal year and paid during the next fiscal year computed on fiscal 1995 pre-tax earnings prior to taking into account the accounting charge for expanded promotion expenses.

(2) Pursuant to the June 12, 1995 Employment Agreement between the Corporation and John A. Warehime, Chairman, and the resolution of the Board of Directors adopted April 28, 1995.

(3) Pursuant to an Employment Agreement which is further discussed on page 49, Mr. Cone has been issued 297 shares of Class A Nonvoting Common Stock to date. Mr. Cone receives dividends on said stock.

(4, 5, 6, 7, 8)           Corporate matching contributions to the Corporation's
                          401(k) Savings Plan.

(9) Corporation's payment for premiums of $27,160 for Split-Dollar life insurance policy and the accrual of $295,000 for deferred compensation to be paid pursuant to the June 12, 1995 Employment Agreement.

(10) John A. Warehime voluntarily reduced his salary for fiscal 1996 by 10% from October, 1995 through May, 1996. Mr. Warehime believed that this reduction was appropriate given the demands on the Corporation's employees during this period.

(11) Legal and accounting fees in the amount of $49,865 and other perquisites paid pursuant to the June 12, 1995 Employment Agreement.

(f)      COMPENSATION PURSUANT TO PLANS

         (1)     RETIREMENT BENEFITS

                 The Corporation currently provides retirement benefits via a frozen non-contributory defined benefit pension plan ("Pension Plan") and a 401(k) defined contribution benefit plan.

                 PENSION PLAN

                 On June 5, 1992, the Corporation amended its Pension Plan to freeze benefit accruals effective August 31, 1992 and also took action to terminate the Pension Plan effective August 31, 1992. On November 12, 1993 the Board of Directors rescinded its previous action to terminate the Pension Plan. The Pension Plan continues to be maintained as a frozen plan with benefits frozen as of August 31, 1992. The frozen Pension Plan provides for the payment of a retirement benefit upon attainment of the normal retirement age of 65 and actual retirement from the Corporation. The normal form of benefit under the frozen Pension Plan is a qualified joint and survivor annuity for a married participant and a single life annuity for an unmarried participant. Certain optional methods of payment are also available. If a participant dies after having met the service requirements for a vested retirement benefit, a survivor benefit is payable under certain conditions. The executive officers of the Corporation listed in the Summary Compensation Table have the following frozen credited years of service and frozen accrued benefits (single life) under the frozen Pension Plan:

                                                                      YEARS OF         ACCRUED
                                                                      CREDITED         MONTHLY
                          EXECUTIVE OFFICER                            SERVICE       BENEFITS
                          -----------------                            -------       --------
                          John A. Warehime                              22.67       $   4,629
                          Whitney J. Coombs                              6.92             773
                          Berkley F. Cone                                3.00             346
                          Gary T. Knisely                               12.00           1,457
                          Alan T. Young                                  6.50             638



                 401(k) PLAN

                 The 401(k) defined contribution benefit plan, known as the Corporation's Retirement Savings Plan, was instituted on April 2, 1990, and amended June 5, 1992, April 4, 1994, and April 28, 1995. Certain full-time domestic employees are eligible to participate after completion of one (1) year of service. Each eligible employee has the option to defer up to sixteen (16%) percent of his or her total annual cash compensation per year. On December 31st of each year, the Corporation makes a one hundred (100%) percent matching contribution to each contributing employee's account for the first five (5%) percent deferred by each employee. Each employee has various investment options. The Plan does not permit any loans or early withdrawals.

(g)              DIRECTOR FEES

                 During fiscal year 1995-1996, the policy of Board compensation was as follows: the directors of the Corporation are paid an annual retainer of $12,000 payable in equal monthly installments of $1,000 and a fee of $1,500 for each quarterly Board Meeting attended, plus an annual fee of $1,000 per year for service as a committee chairman and a fee of $1,000 for each Committee Meeting attended (if the Committee Meeting is held on a different day than the Board Meeting). The amounts paid to a director for attendance at Board or Committee Meetings shall not exceed in the aggregate $10,000 in any calendar year.

                 The directors of the Corporation were paid $150,729 as a group for fiscal year 1995-1996 for attendance at thirteen (13) meetings of the Board and Board Committees, including reimbursement for air travel.

(h)              EMPLOYMENT AGREEMENTS

                 The August 3, 1989 Employment Agreement between the Corporation and Berkley F. Cone, President of Alimentos Congelados Monte Bello, S.A., Guatemala City, Guatemala provided for annual salary, housing, schooling and car allowances. In addition, Mr. Cone has received $15,000 of Class A Nonvoting Common Stock.

                 The June 12, 1995 Employment Agreement between the Corporation and John A. Warehime, Chairman, provides for a base salary of $650,000; a five-year annually self-renewing term; a performance bonus of increasing percentages of pre-tax earnings in excess of $5,000,000; deferred compensation of 60% of the average of the latest 3 years of total compensation commencing on death, disability or termination of employee; and additional benefits.

                 The November 14, 1986 Employment Agreement between the Corporation and Patricia H. Townsend, Assistant Secretary, provides for a base salary of $40,000 for the period from November 14, 1986 up to and including March 31, 2004.

(j)              COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

                 James G. Sturgill and the late George E. Lawrence each served as members of the Compensation Committee at various times during the fiscal year. During the 1996 fiscal year, the Corporation retained James G. Sturgill and the late George E. Lawrence as financial and sales consultants, respectively. See "Certain Relationships and Related Transactions - Transactions with Management and Others."


(k)      (1)     COMPENSATION POLICY

                 Compensation for Officers other than the Chairman is recommended by the Chairman and approved by the Compensation Committee and the full Board of Directors. Compensation for the Chairman is proposed by the Compensation Committee and approved by the full Board of Directors.

                 The Corporation's executive compensation program, particularly the annual bonus, is designed to be closely linked to corporate performance and returns to shareholders. The overall objectives of this strategy are to attract and retain the best possible executive talent, to motivate these executives to achieve the goals inherent in the Corporation's business strategy, to link executive and shareholder interests through plans and finally to provide a compensation package that recognizes individual contributions as well as overall business results.

         (2) Prior to Mr. Lawrence's death, the Compensation Committee approved the recommendations of the Chairman for compensation of other officers after giving consideration to the overall objectives of the Corporation's compensation program for executives. The Chairman's compensation was pursuant to the June 12, 1995 Employment Agreement.



ITEM 12.         SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN
                 SECURITY HOLDERS

The following table sets forth information regarding beneficial ownership of all classes of capital stock of the Corporation by the directors, executive officers, and owners of five (5%) percent or more of any class of capital stock, as well as any future rights of ownership by such individuals, as of June 24, 1996.

AS OF JUNE 24, 1996

(a)      BENEFICIAL OWNERS

                          NAME AND ADDRESS                          AMOUNT &
CLASS                     OF BENEFICIAL OWNER               NATURE OF BENEFICIAL INTEREST         % OF CLASS
- -----                     -------------------               -----------------------------         ----------
Common A               J. William Warehime                                   8,834                     3.0%
Common B               257 Frederick Street                                 78,408                    18.3%
                       Hanover, Pennsylvania 17331

Common A               Elizabeth W. Stick                                   15,002                     5.0%
Common B               35 Peyton Road                                       44,244                    10.3%
                       York, Pennsylvania 17403

Common A               Centre Foods Enterprises, Inc.                       19,607                     6.6%
                       120 Paul Street
                       Hanover, Pennsylvania 17331

Common A               Meta L. Frey                                          3,872                     1.3%
Common B               425 Westminster Avenue, Cottage 22                   27,720                     6.5%
                       Hanover, Pennsylvania 17331

Common A               Heartland Advisors, Inc.                             40,000                    13.3%
                       790 N. Milwaukee Street
                       Milwaukee, WI 53202

                          NAME AND ADDRESS                          AMOUNT &
CLASS                     OF BENEFICIAL OWNER               NATURE OF BENEFICIAL INTEREST         % OF CLASS
- -----                     -------------------               -----------------------------         ----------
(b)      MANAGEMENT
         ----------

DIRECTORS
- ---------

Common A               John A. Warehime                                           44                    .01%
Common B               RD 3, Box 481                                      223,079(1)                  52.2%
                       Hanover, Pennsylvania 17331

Common A               Clayton J. Rohrbach, Jr.                                   88                    .03%
                       The Barclay, Apartment 724
                       3546 South Ocean Boulevard
                       Palm Beach, Florida 33480

Common A               Cyril T. Noel                                             301                    .10%
                       344-1/2 North Street
                       McSherrystown, Pennsylvania 17344

Common A               T. Edward Lippy                                           385                    .13%
                       209 Lees Mill Road
                       Hampstead, Maryland 21074

Common A               Arthur S. Schaier                                         500                    .17%
                       1301 N. Arizona Avenue
                       Gilbert, Arizona 85234

None                   James G. Sturgill
                       4833 Wentz Road
                       Manchester, Maryland 21102

None                   James A. Washburn
                       12643 Royce Court
                       Carmel, Indiana 46033

EXECUTIVE OFFICERS (NOT DIRECTORS)
- ----------------------------------
Common A               Gary T. Knisely, Esq.                                      1,688                    .5%
                       Executive Vice President
                       1051 Cherry Orchard Road
                       Dover, Pennsylvania 17315

None                   Pietro D. Giraffa, Jr.
                       Vice President - Controller
                       281 Mt. Pleasant Road
                       Hanover, Pennsylvania 17331

                          NAME AND ADDRESS                          AMOUNT &
CLASS                     OF BENEFICIAL OWNER               NATURE OF BENEFICIAL INTEREST         % OF CLASS
- -----                     -------------------               -----------------------------         ----------
None                   Clement A. Calabrese
                       V.P. Sales & Trade Marketing
                       24 Meadow Lane
                       Pennington,  New Jersey 08534

Common A               Whitney J. Coombs                                      451                     .15%
                       V.P. Marketing
                       86 Roberts Road
                       Littlestown, Pennsylvania 17340

Common A               Jack A. Brown                                          820                     .28%
Common B               V.P. Treasury Services                                 154                     .04%
                       120 Paul Street
                       Hanover, Pennsylvania 17331

Common A               Berkley F. Cone                                        297                     .1%
                       President - Clayton Division
                       President - Alimentos Congelados
                       Monte Bello S.A.
                       153 Dewberry Drive
                       Ramsey Ridge
                       Hockessin, Delaware 19707

None                   Leslie Genson
                       V.P. Manufacturing
                       P.O. Box 334
                       Hanover, Pennsylvania 17331

None                   Alan T. Young
                       V.P. Transportation
                       21 Laurel Woods
                       Hanover, Pennsylvania 17331

DIRECTORS AND OFFICERS AS A GROUP
- ---------------------------------
Common A                                                                     4,277                     1.45%
Common B                                                                   223,233                    52.24%


Footnote:

(1) Currently, John A. Warehime owns directly 8,558 shares or 2.0% of the Class B Common Voting Stock. Mr. Warehime is Sole Voting Trustee with regard to the balance of Class B Common Stock shares listed (214,521) (50.2%), pursuant to Voting Trust Agreements dated April 5, 1988 and December 1, 1988, respectively, copies of which are incorporated herein by reference as Exhibits 9(a) and 9(b). Said trusts expire April 5, 1998 and December 1, 1998 respectively.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH MANAGEMENT AND OTHERS

During the fiscal year ended March 31, 1996, the Corporation and its subsidiaries, in the normal course of business sold finished goods, provided administrative and manufacturing services to, and leased buildings, equipment and land, purchased contracted vegetables and received printing, travel and restaurant services from related companies. These transactions are as follows:

            1. The Corporation received printing and travel services from The Cannery Press, Inc. in the amount of $346,000 for fiscal year 1995-1996. The Corporation also received restaurant services from Patti & John's, Inc. in the amount of $29,000 for fiscal year 1995-1996.

            2. The Corporation stored raw potatoes at its Centre Hall, Pennsylvania plant for Snyder's of Hanover, Inc., Hanover, Pennsylvania, for a total rental of $175,000.

            3. On April 28, 1988, the Corporation entered into an Agreement of Sale with Warehime Enterprises, Inc. to purchase a frozen food facility for the total sum of $2,500,000. Effective March 1, 1993, the Corporation is obligated to make twenty (20) quarterly principal payments in the amount of $125,000. Interest at the greater of the prime rate or the imputed interest of the Internal Revenue Service accrues on the unpaid balance and is paid monthly.

            4. During fiscal year 1995-1996 the Corporation rented equipment from two related parties, ARWCO Corporation and Warehime Enterprises, Inc. The rental payments pursuant to such lease agreements totaled $270,000 for fiscal year 1995-1996.

            5. On June 1, 1994, the Corporation entered into a one (1) year lease with Food Service East, Inc., Hanover, PA, for 20,931 square feet of dry warehouse, production, refrigerated and frozen storage space at Smith Station Road and Route 116, Hanover, PA. Pursuant to the lease, the Corporation has two unilateral options to extend the term of the lease for two (2) successive one (1) year terms or until May 31,1997 and an option to purchase based on an independent appraisal. On October 1, 1994 the Corporation increased the rental space to 28,501 square fee for a total annual rent of $96,703. On June 1, 1996, the Corporation exercised its unilateral option to purchase for $904,058 approximately 10.3 acres of land improved by an office/warehouse facility free and clear of all liens, encumbrances and security interests.

            6. On April 5, 1995, the Corporation purchased a facility located in Teculutan, Guatemala, for $250,000 from ARWCO Corporation. A deed of transfer dated October 13, 1995 was recorded March 21, 1996.

            7. During fiscal year 1996, the Corporation leased a two story farm house, adjoining one story guest house and adjoining ground located on Trolley Road, R.D. #3, Hanover, Heidelberg Township, Pennsylvania, for customer housing and entertainment and temporary new employee housing from John A. and Patricia M. Warehime for a total of $42,000.

            8. Pursuant to the March 3, 1989 Agreement of Sale (Exhibit 10(c)), the Corporation purchased 71.8 acres of real estate located in Penn Township, York County, from Warehime Enterprises, Inc. The total consideration, $460,000, had been paid in full as of April 1, 1993.
                       The Corporation acquired title to the property by deed dated June 13, 1995 and recorded July 7, 1995.

            9. During the fiscal year 1996, the Corporation purchased $752,000 of contracted vegetables from Lippy Brothers, Inc.

            10. During the fiscal year 1996, the Corporation retained director James G. Sturgill, as a financial consultant and paid him a total of $65,000 in fees plus reimbursable expenses. Prior to his death in December, 1995, director George E. Lawrence was paid $70,000 as a sales consultant.

            11. The Corporation repurchased 5,148 shares of the Corporation's Class B Common Stock from Cyril T. Noel, individually, and from Cyril T. Noel and Frances L. Noel, jointly, for $367,567. See "Security Ownership of Management and Certain Security Holders."

            12. During the fiscal year 1996, the Corporation sold $536,388 of frozen food products to Park 100 Foods, Tipton, Indiana. (See pages 43 and 55)

NOTE: The following executive officers, directors or beneficial owners of more than five (5%) percent of the Corporation's Class B Voting Common Stocks are also beneficial owners of the following related parties with which the Corporation has and currently does business:

                                                                              PERCENTAGE OF VOTING STOCK/
                                                                                      BENEFICIAL INTEREST
                                                                                         OF RELATED PARTY

                                RELATED PARTY                                                JUNE 1, 1996
                                -------------                                                ------------
                 1.       ARWCO CORPORATION
                          -----------------

                          John A. Warehime  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  30.3%

                 2.       CENTRE FOODS ENTERPRISES, INC.
                          ------------------------------

                          ARWCO Corporation   . . . . . . . . . . . . . . . . . . . . . . . . . . .  33.0%
                          John R. Miller, Jr. . . . . . . . . . . . . . . . . . . . . . . . . . . .  33.0%

                 3.       PATTI & JOHN'S, INC.
                          --------------------

                          John A. & Patricia M. Warehime  . . . . . . . . . . . . . . . . . . . . . 100.0%

                                                                              PERCENTAGE OF VOTING STOCK/
                                                                                      BENEFICIAL INTEREST
                                                                                         OF RELATED PARTY

                                RELATED PARTY                                                JUNE 1, 1996
                                -------------                                                ------------
                 4.       FOOD SERVICE EAST, INC. AND SUBSIDIARIES  (1)
                          ----------------------------------------

                          John A. & Patricia M. Warehime  . . . . . . . . . . . . . . . . . . . . . 100.0%


                 5.       SNYDER'S OF HANOVER, INC.
                          -------------------------

                          J. William Warehime   . . . . . . . . . . . . . . . . . . . . . . . . . .  13.7%
                          Jane Elizabeth Stick  . . . . . . . . . . . . . . . . . . . . . . . . . . . 7.0%
                          John A. & Patricia M. Warehime  . . . . . . . . . . . . . . . . . . . . . . 7.2%

                 6.       WAREHIME ENTERPRISES, INC.
                          --------------------------

                          J. William Warehime   . . . . . . . . . . . . . . . . . . . . . . . . . .  44.4%
                          John A. Warehime  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14.8%

                 7.       LIPPY BROTHERS, INC.
                          --------------------

                          T. Edward Lippy . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  37.0%

                 8.       PARK 100 FOODS
                          --------------

                          James A. Washburn . . . . . . . . . . . . . . . . . . . . . . . . . . . .  70.0%

                 (1) Food Service East filed for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code on April 22, 1994. This bankruptcy was subsequently converted to Chapter 7 on October 11, 1994.

PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                 ON FORM 8-K

(a)      1.      All Financial Statements

                 Hanover Foods Corporation and Subsidiaries
                 (See Part II, Item 8, Pages 16 through 42)

         2.      Financial Statement Schedules

                 None

All other schedules are omitted because they are not applicable or not required, or because the required information is included in the financial statements or notes thereto.

         3.      Exhibits

                 The following exhibits are filed herein or have been previously filed with the Securities and Exchange Commission and are incorporated by reference herein.

                                  Number                        Description
                                  ------                        -----------
                                  3(a)                          The Registrant's Articles of Incorporation, as amended, are incorporated by reference to Exhibit 3(a) of the Form 10-Q filed for the quarterly period ended October 2, 1994.

                                  3(b)                          Registrant's Amended and Restated By-laws enacted April 28,
                                                                1995 are incorporated by reference to Exhibit 3(b) of the Form
                                                                10-K filed July 3, 1995.

                                  3(c)                          Registrant's Amended and Restated By-laws enacted April 26,
                                                                1996 and June 26, 1996 are attached as Exhibit 3(c).

                                  4(a)                          Note Agreement dated as of December 1, 1991, between the
                                                                Corporation and Allstate Life Insurance Company, with regard to the Corporation's $25,000,000, 8.74% Senior Notes Due March 15,
                                                                2007, is incorporated herein by reference to the Form 10-K filed June, 1992 wherein such Exhibit is designated as 4.

                                  4(b)                          June 20, 1995 First Amendment to December 1, 1991 Note
                                                                Agreement between the Corporation and Allstate Life Insurance
                                                                Company (the "Note Agreement") and Waiver of Compliance with
                                                                Section 5.9 of the Note Agreement is incorporated herein by reference to Exhibit 4(b) of the Form 10-K filed on July 3,
                                                                1995.

                                  4(c)                          June 24, 1996 waiver to covenants in the December 1, 1991 Note
                                                                Agreement between the Corporation and Allstate Life Insurance
                                                                Company (the "Note Agreement") is attached as Exhibit 4(c).

                                  9(a)                          April 5, 1988 Voting Trust Agreement is incorporated herein by reference to the Form 10 filed July 28, 1989, wherein such
                                                                Exhibit is designated as 9(a).

                                  9(b)                          December 1, 1988 Voting Trust Agreement is incorporated herein by reference to the Form 10 filed July 28, 1989, wherein such
                                                                Exhibit is designated as 9(b).

                                  9(c)                          Writing dated April 5, 1988 appointing John A. Warehime as
                                                                Successor Voting Trustee under Voting Trust Agreement dated
                                                                December 1, 1988, is incorporated herein by reference to the
                                                                Form 8-K filed June 1, 1990, wherein such Exhibit is designated as 9(c).

                                  9(d)                          Writing dated December 1, 1988 appointing John A. Warehime as
                                                                Successor Voting Trustee under Voting Trust Agreement dated
                                                                December 1, 1988, is incorporated herein by reference to the
                                                                Form 8-K filed June 1, 1990, wherein such Exhibit is designated as 9(d).

                                  10(a)                         April 28, 1988 Sublease Agreement between Warehime Enterprises,
                                                                Inc. and Hanover Brands, Inc., is incorporated herein by
                                                                reference to the Form 10 filed July 28, 1989, wherein such
                                                                Exhibit is designated as 10(a).

                                  10(b)                         April 28, 1988 Agreement of Sale between Warehime Enterprises,
                                                                Inc. and Hanover Brands, Inc., is incorporated herein by
                                                                reference to the Form 10 filed July 28, 1989, wherein such
                                                                Exhibit is designated as 10(b).

                                  10(c)                         March 3, 1989 Agreement of Sale between Warehime Enterprises,
                                                                Inc. and Hanover Brands, Inc., is incorporated herein by
                                                                reference to the Form 10 filed July 28, 1989, wherein such
                                                                Exhibit is designated as 10(c).

                                  10(d)                         April 1, 1985 Lease Agreement between ARWCO Corporation and
                                                                Alimentos Congelados Monte Bello S.A., is incorporated herein by reference to the Form 10 filed July 28, 1989, wherein such
                                                                Exhibit is designated as 10(d).

                                  10(i)                         November 14, 1986 Employment Agreement between Hanover Brands,
                                                                Inc., and Patricia H. Townsend is incorporated herein by
                                                                reference to the Form 10 filed July 28, 1989, wherein such
                                                                Exhibit is designated as 10(i).

                                  10(j)                         August 3, 1989 Employment Agreement between Hanover Brands,
                                                                Inc. and Berkley F. Cone, is incorporated herein by reference to the Form 8 Amendment to the July 28, 1989 Form 10, which
                                                                Amendment was filed on November 17, 1989, wherein such
                                                                Exhibit is designated as 10(j).

                                  10(k)                         May 10, 1991 Amendment to April 28, 1988 Agreement of Sale
                                                                between Warehime Enterprises, Inc. and Hanover Brands, Inc., is incorporated herein by reference to the Form 10-K filed
                                                                June 29, 1991, wherein such Exhibit is designated as 10(k).

                                  10(l)                         November 26, 1990 Deed conveying title to real estate known as
                                                                Unit #720, Century I Condominium, Ocean City, Maryland from
                                                                Estate of Alan R. Warehime to Hanover Foods Corporation, is
                                                                incorporated herein by reference to the Form 10-K filed on June
                                                                29, 1991, wherein such Exhibit is designated as 10(l).

                                  10(m)                         Bill of Sale conveying title to furniture and furnishings to
                                                                Unit #720, Century I Condominium, Ocean City, Maryland from
                                                                Estate of Alan R. Warehime to Hanover Foods Corporation, is
                                                                incorporated herein by reference to the Form 10-K filed on June
                                                                29, 1991, wherein such Exhibit is designated as 10(m).

                                  10(n)                         October 31, 1993 Severance Agreement and Release between John
                                                                E. Denton and Hanover Foods Corporation is incorporated herein by reference to the Form 10-Q filed on February 9, 1994,
                                                                wherein such Exhibit is designated as 10(n).

                                  10(o)                         June 1, 1994 Lease Agreement with unilateral option to purchase between Hanover Foods Corporation and Food Service East, Inc.
                                                                is incorporated herein by reference to the Form 10-K filed on
                                                                June 30, 1994, wherein such Exhibit is designated as 10(o).

                                  10(p)                         October 1, 1994 Amendment to the June 1, 1994 Lease Agreement
                                                                between Hanover Foods Corporation and Food Service East, Inc.
                                                                is incorporated herein by reference to Exhibit 10(p) of the
                                                                Form 10-K filed on July 3, 1995.

                                  10(q)                         April 4, 1994 Agreement of Sale between ARWCO Corporation and
                                                                Alimentos Congelados Monte Bello, S.A. is incorporated herein by reference to Exhibit 10(q) of the Form 10-K filed on July 3,
                                                                1995.

                                  10(r)                         June 12, 1995 Employment Agreement between Hanover Foods
                                                                Corporation and John A. Warehime is incorporated herein by reference to Exhibit 10(r) of the Form 10-K filed on July 3,
                                                                1995.

                                  10(s)                         June 20, 1995 Deed conveying title to real estate from Centre
                                                                Foods Enterprises, Inc. to Hanover Foods Corporation is
                                                                incorporated herein by reference to Exhibit 10(s) of the Form
                                                                10-K filed on July 3, 1995.

                                  10(t)                         April 4, 1994 Lease Agreement between John A. and Patricia M.
                                                                Warehime and Hanover Foods Corporation is attached as
                                                                Exhibit 10(t).

                                  10(u)                         July 27, 1995 Installment Sales Agreement for the purchase of
                                                                5,148 shares of Hanover Foods Class B Voting Common Stock from
                                                                Cyril T. Noel, individually, and Cyril T. Noel and Frances L.
                                                                Noel, jointly, is attached at Exhibit 10(u).

                                  10(v)                         April 1, 1996 Installment Sales Agreement for the purchase of
                                                                1,210 shares of Hanover Foods Class B Voting Common Stock and
                                                                5,990 shares of Hanover Foods Class A Nonvoting Common Stock from John R. Miller, Jr. is attached as Exhibit 10(v).

                                  10(w)                         June 1, 1996 letter to Food Service East, Inc. exercising
                                                                Hanover Foods' unilateral option to purchase real estate from
                                                                Food Service East, Inc. is attached as Exhibit 10(w).

                                  11                            Computation of Earnings Per Share is attached as Exhibit 11.

                                  21                            A list setting forth subsidiaries of the Registrant is attached as Exhibit 21.

                                  27                            The Financial Data Schedule is attached as Exhibit 27.

                                  99                            Annual Top Management Cash Bonus Program is attached as
                                                                Exhibit 99.


(b)      Reports on Form 8-K

         Form 8-K relating to the change in the Corporation's fiscal year was filed on May 3, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of Hanover Foods Corporation in the capacity and on the date indicated.


DATE:  JUNE 28, 1996

                                                   HANOVER FOODS CORPORATION



                                                   BY: /s/ JOHN A. WAREHIME
                                                      -------------------------
                                                       JOHN A. WAREHIME
                                                       CHAIRMAN

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Hanover Foods Corporation and in the capacities and on the date indicated.


DATE:   JUNE 28, 1996

By: /s/John A. Warehime                                       By:  /s/Cyril T. Noel
   ----------------------------------------------              ----------------------------------------------
    John A. Warehime                                            Cyril T. Noel
    Chairman, Director                                          Director
    (Chief Executive Officer)

By: /s/Gary T. Knisely                                        By:  /s/T. Edward Lippy
   ----------------------------------------------              ----------------------------------------------
    Gary T. Knisely                                              T. Edward Lippy
    Executive Vice President and                                 Director
    Chief Financial Officer

By:  /s/Pietro D. Giraffa                                      By:  /s/Clayton J. Rohrbach, Jr .
   ----------------------------------------------               ---------------------------------------------
    Pietro D. Giraffa                                            Clayton J. Rohrbach, Jr.
    Vice President - Controller                                  Director
    (Chief Accounting Officer)

By:  /s/Jack A. Brown                                          By:  /s/James G. Sturgill
   ----------------------------------------------               ---------------------------------------------
    Jack A. Brown                                                James G. Sturgill
    Vice President - Treasury Services                           Director
    and Treasurer

By:  /s/Arthur S. Schaier                                      By:   /s/James A. Washburn
   ----------------------------------------------                --------------------------------------------
   Arthur S. Schaier                                              James A. Washburn
   Director                                                       Director

                           HANOVER FOODS CORPORATION
                                 EXHIBIT INDEX

- ------------------------------------------------------------------------------------------------------------------------
                 Number                                   Description
- ------------------------------------------------------------------------------------------------------------------------
           3(a)                The Registrant's Articles of Incorporation, as amended, are incorporated by reference to Exhibit 3(a) of the Form 10-Q filed for the quarterly period ended October 2, 1994.
- ------------------------------------------------------------------------------------------------------------------------
           3(b)                Registrant's Amended and Restated By-Laws enacted April 28,
                               1995 are incorporated by reference to Exhibit 3(b) of the Form
                               10-K filed July 3, 1995.
- ------------------------------------------------------------------------------------------------------------------------
           3(c)                Registrant's Amended and Restated By-Laws enacted April 26,
                               1996 and June 26, 1996 are attached as Exhibit 3(c).
- ------------------------------------------------------------------------------------------------------------------------
           4(a)                Note Agreement dated as of December 1, 1991, between the
                               Corporation and Allstate Life Insurance Company, with regard to the Corporation's $25,000,000, 8.74% Senior Notes Due March 15,
                               2007, is incorporated herein by reference to the Form 10-K filed June, 1992 wherein such Exhibit is designated as 4.
- ------------------------------------------------------------------------------------------------------------------------
           4(b)                June 20, 1995 First Amendment to December 1, 1991 Note
                               Agreement between the Corporation and Allstate Life Insurance
                               Company (the "Note Agreement") and Waiver of Compliance with
                               Section 5.9 of the Note Agreement is attached as Exhibit 4(b)
                               of the Form 10-K filed on July 3, 1995.
- ------------------------------------------------------------------------------------------------------------------------
           4(c)                June 24, 1996 waiver to covenants in the December 1, 1991 Note
                               Agreement between the Corporation and Allstate Life Insurance
                               Company (the "Note Agreement") is attached as Exhibit 4(c).
- ------------------------------------------------------------------------------------------------------------------------
           9(a)                April 5, 1988 Voting Trust Agreement is incorporated herein by reference to the Form 10 filed July 28, 1989, wherein such
                               Exhibit is designated as 9(a).
- ------------------------------------------------------------------------------------------------------------------------
           9(b)                December 1, 1988 Voting Trust Agreement is incorporated herein by reference to the Form 10 filed July 28, 1989, wherein such
                               Exhibit is designated as 9(b).
- ------------------------------------------------------------------------------------------------------------------------

- ------------------------------------------------------------------------------------------------------------------------
                 Number                                   Description
- ------------------------------------------------------------------------------------------------------------------------
            9(c)               Writing dated April 5, 1988 appointing John A. Warehime as
                               Successor Voting Trustee under Voting Trust Agreement dated
                               December 1, 1988, is incorporated herein by reference to the
                               Form 8-K filed June 1, 1990, wherein such Exhibit is designated as 9(c).
- ------------------------------------------------------------------------------------------------------------------------
           9(d)                Writing dated December 1, 1988 appointing John A. Warehime as
                               Successor Voting Trustee under Voting Trust Agreement dated
                               December 1, 1988, is incorporated herein by reference to the
                               Form 8-K filed June 1, 1990, wherein such Exhibit is designated as 9(d).
- ------------------------------------------------------------------------------------------------------------------------
           10(a)               April 28, 1988 Sublease Agreement between Warehime Enterprises,
                               Inc. and Hanover Brands, Inc., is incorporated herein by
                               reference to the Form 10 filed July 28, 1989, wherein such
                               Exhibit is designated as 10(a).
- ------------------------------------------------------------------------------------------------------------------------
           10(b)               April 28, 1988 Agreement of Sale between Warehime Enterprises,
                               Inc. and Hanover Brands, Inc., is incorporated herein by
                               reference to the Form 10 filed July 28, 1989, wherein such
                               Exhibit is designated as 10(b).
- ------------------------------------------------------------------------------------------------------------------------
           10(c)               March 3, 1989 Agreement of Sale between Warehime Enterprises,
                               Inc. and Hanover Brands, Inc., is incorporated herein by
                               reference to the Form 10 filed July 28, 1989, wherein such
                               Exhibit is designated as 10(c).
- ------------------------------------------------------------------------------------------------------------------------
           10(d)               April 1, 1985 Lease Agreement between ARWCO Corporation and
                               Alimentos Congelados Monte Bello S.A., is incorporated herein by reference to the Form 10 filed July 28, 1989, wherein such
                               Exhibit is designated as 10(d).
- ------------------------------------------------------------------------------------------------------------------------
           10(i)               November 14, 1986 Employment Agreement between Hanover Brands,
                               Inc., and Patricia H. Townsend is incorporated herein by
                               reference to the Form 10 filed July 28, 1989, wherein such
                               Exhibit is designated as 10(i).
- ------------------------------------------------------------------------------------------------------------------------

- ------------------------------------------------------------------------------------------------------------------------
                 Number                                   Description
- ------------------------------------------------------------------------------------------------------------------------
           10(j)               August 3, 1989 Employment Agreement between Hanover Brands,
                               Inc. and Berkley F. Cone, is incorporated herein by reference to the Form 8 Amendment to the July 28, 1989 Form 10, which
                               Amendment was filed on November 17, 1989, wherein such
                               Exhibit is designated as 10(j).
- ------------------------------------------------------------------------------------------------------------------------
           10(k)               May 10, 1991 Amendment to April 28, 1988 Agreement of Sale
                               between Warehime Enterprises, Inc. and Hanover Brands, Inc., is incorporated herein by reference to the Form 10-K filed
                               June 29, 1991, wherein such Exhibit is designated as 10(k).
- ------------------------------------------------------------------------------------------------------------------------
           10(l)               November 26, 1990 Deed conveying title to real estate known as
                               Unit #720, Century I Condominium, Ocean City, Maryland from
                               Estate of Alan R. Warehime to Hanover Foods Corporation, is
                               incorporated herein by reference to the Form 10-K filed on June
                               29, 1991, wherein such Exhibit is designated as 10(l).
- ------------------------------------------------------------------------------------------------------------------------
           10(m)               Bill of Sale conveying title to furniture and furnishings to
                               Unit #720, Century I Condominium, Ocean City, Maryland from
                               Estate of Alan R. Warehime to Hanover Foods Corporation, is
                               incorporated herein by reference to the Form 10-K filed on June
                               29, 1991, wherein such Exhibit is designated as 10(m).
- ------------------------------------------------------------------------------------------------------------------------
           10(n)               October 31, 1993 Severance Agreement and Release between John
                               E. Denton and Hanover Foods Corporation is incorporated herein by reference to the Form 10-Q filed on February 9, 1994,
                               wherein such Exhibit is designated as 10(n).
- ------------------------------------------------------------------------------------------------------------------------
           10(o)               June 1, 1994 Lease Agreement with unilateral option to purchase between Hanover Foods Corporation and Food Service East, Inc.
                               is incorporated herein by reference to the Form 10-K filed on
                               June 30, 1994, where such Exhibit is designated as
                               Exhibit 10(o).
- ------------------------------------------------------------------------------------------------------------------------
           10(p)               October 1, 1994 Amendment to the June 1, 1994 Lease Agreement
                               between Hanover Foods Corporation and Food Service East, Inc. is
                               incorporated herein by reference to Exhibit 10(p) of the Form 10-K filed on July 3, 1995.
- ------------------------------------------------------------------------------------------------------------------------

- ------------------------------------------------------------------------------------------------------------------------
                 Number                                   Description
- ------------------------------------------------------------------------------------------------------------------------
           10(q)               April 4, 1994 Agreement of Sale between ARWCO Corporation and
                               Alimentos Congelados Monte Bello, S.A. is incorporated herein by reference to Exhibit 10(q) of the Form 10-K filed on July 3,
                               1995.
- ------------------------------------------------------------------------------------------------------------------------
           10(r)               June 12, 1995 Employment Agreement between Hanover Foods
                               Corporation and John A. Warehime is incorporated herein by reference to Exhibit 10(r) of the Form 10-K filed on July 3,
                               1995.
- ------------------------------------------------------------------------------------------------------------------------
           10(s)               June 20, 1995 Deed conveying title to real estate from Centre
                               Foods Enterprises, Inc. to Hanover Foods Corporation is
                               incorporated herein by reference to Exhibit 10(s) of the Form
                               10-K filed on July 3, 1995.
- ------------------------------------------------------------------------------------------------------------------------
           10(t)               April 4, 1994 Lease Agreement between John A. and Patricia M.
                               Warehime and Hanover Foods Corporation is attached as
                               Exhibit 10(t).
- ------------------------------------------------------------------------------------------------------------------------
           10(u)               July 27, 1995 Installment Sales Agreement for the purchase of
                               5,148 shares of Hanover Foods Class B Voting Common Stock from
                               Cyril T. Noel, individually, and Cyril T. Noel and Frances L.
                               Noel, jointly, is attached as Exhibit 10(u).
- ------------------------------------------------------------------------------------------------------------------------
           10(v)               April 1, 1996 Installment Sales Agreement for the purchase of
                               1,210 shares of Hanover Foods Class B Voting Common Stock and
                               5,990 shares of Hanover Foods Class A Nonvoting Common Stock from John R. Miller, Jr. is attached as Exhibit 10(v).
- ------------------------------------------------------------------------------------------------------------------------
           10(w)               June 1, 1996 letter to Food Service East, Inc. exercising
                               Hanover Foods' unilateral option to purchase real estate from
                               Food Service East, Inc. is attached as Exhibit 10(w).
- ------------------------------------------------------------------------------------------------------------------------
           11                  Computation of Earnings Per Share is attached as Exhibit 11.

- ------------------------------------------------------------------------------------------------------------------------
           21                  A list setting forth subsidiaries of the Registrant is attached as Exhibit 21.
- ------------------------------------------------------------------------------------------------------------------------
           27                  The Financial Data Schedule is attached as Exhibit 27

- ------------------------------------------------------------------------------------------------------------------------
           99                  Annual Top Management Cash Bonus Program is attached as
                               Exhibit 99.
- ------------------------------------------------------------------------------------------------------------------------