Form 10-Q
period 1996-06-02
HANOVER FOODS CORP /PA/
filed 1996-07-17
CIK 853733

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


- ----------       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934


                                       OR


    X            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- ----------       SECURITIES EXCHANGE ACT OF 1934

         For the Transition Period from April 1, 1996 to June 2, 1996

                        Commission File Number --0-17896

                           HANOVER FOODS CORPORATION
             (Exact name of Registrant as specified in its charter)


Commonwealth of Pennsylvania                              23-0670710
(Jurisdiction of Incorporation)                           (I.R.S. Employer
                                                           Identification No.)

1486 York Road, P.O. Box 334, Hanover, PA                 17331
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number:                            717-632-6000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing for the past 90 days.


                                        Yes     X       No
                                             -------       -------


Indicate the number of shares outstanding of issuer's classes of common stock as of the latest practicable date.

                   Class                                         Outstanding at June 2, 1996
                   -----                                         ---------------------------

       Class A Common Stock, $25 par value                                 294,824 shares
       Class B Common Stock, $25 par value                                 427,350 shares

                   HANOVER FOODS CORPORATION AND SUBSIDIARIES

                                   FORM 10-Q

                     For the Nine Weeks Ended June 2, 1996



Index
                                                                                                      Page
Part I - Financial Information

     Item 1 -- Financial Statements:

         Condensed Consolidated Balance Sheets June 2, 1996 (Unaudited)
              and March 31, 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3

         Condensed Consolidated Statements of Operations (Unaudited),
              Nine weeks ended June 2, 1996 and June 4, 1995  . . . . . . . . . . . . . . . . . . . . .  5

         Condensed Consolidated Statements of Stockholders' Equity periods ended
              June 2, 1996 (Unaudited) and March 31, 1996 . . . . . . . . . . . . . . . . . . . . . . .  6

         Condensed Consolidated Statements of Cash Flows (Unaudited),
              Nine weeks ended June 2, 1996 and June 4, 1995  . . . . . . . . . . . . . . . . . . . . .  7

         Notes to Condensed Consolidated Financial Statements (Unaudited) . . . . . . . . . . . . . . .  8

     Item 2 -- Management's Discussion and Analysis of Financial Condition
              and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12

Part II -- Other Information

     Item 6 -- Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

                       PART I -- FINANCIAL INFORMATION

                         Item 1. Financial Statements

                  HANOVER FOODS CORPORATION AND SUBSIDIARIES
                    Condensed Consolidated Balance Sheets
                                 (Unaudited)




==============================================================================
                                                      June 2,       March 31,
ASSETS                                                   1996            1996
- ------------------------------------------------------------------------------

Current assets:
  Cash and short-term cash investments        $     1,112,000         914,000
  Accounts and notes receivable, net               17,249,000      25,216,000
  Accounts receivable from related parties,
    net                                                61,000          18,000
  Inventories                                      47,067,000      47,157,000
  Prepaid corporate income taxes                      581,000         541,000
  Prepaid expenses                                  1,796,000       1,294,000
  Deferred income taxes                               885,000         885,000
- ------------------------------------------------------------------------------

Total current assets                               68,751,000      76,025,000
- ------------------------------------------------------------------------------

Property, plant, and equipment, at cost:
  Land and buildings                               32,115,000      31,847,000
  Machinery and equipment                          77,399,000      77,210,000
  Leasehold improvements                              349,000         349,000
- ------------------------------------------------------------------------------

                                                  109,863,000     109,406,000
  Less accumulated depreciation and
     amortization                                  61,273,000      60,262,000
- ------------------------------------------------------------------------------

                                                   48,590,000      49,144,000
  Construction in progress                            176,000          61,000
- ------------------------------------------------------------------------------

                                                   48,766,000      49,205,000
- ------------------------------------------------------------------------------

Other assets and deferred charges:
  Intangible assets, less accumulated
    amortization of
      $2,004,000 and $2,002,000                       456,000         458,000
  Other assets                                      2,407,000       2,680,000





- ------------------------------------------------------------------------------
                                              $   120,380,000     128,368,000
==============================================================================

See accompanying notes to condensed consolidated financial statements.

                       PART I -- FINANCIAL INFORMATION

                  HANOVER FOODS CORPORATION AND SUBSIDIARIES
               Condensed Consolidated Balance Sheets, Continued
                                 (Unaudited)


========================================================================================
                                                                June 2,       March 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                               1996            1996
- ----------------------------------------------------------------------------------------

Current liabilities:
  Accounts payable                                     $     23,916,000      24,792,000
  Notes payable -- banks                                     24,097,000      29,421,000
  Accrued expenses                                            4,052,000       3,966,000
  Current maturities of long-term debt                        1,999,000       1,999,000
  Current maturities of long-term debt to related
    party                                                       500,000         500,000
  Current maturities of capital lease obligations               152,000         210,000
  Income taxes payable                                          110,000          93,000
- ----------------------------------------------------------------------------------------

Total current liabilities                                    54,826,000      60,981,000

Long-term debt, less current maturities                      18,078,000      18,078,000
Long-term debt to related party, less current
    maturities                                                  375,000         375,000
Other liabilities                                               805,000         736,000
Deferred income taxes                                         5,170,000       5,689,000
- ----------------------------------------------------------------------------------------

Total liabilities                                            79,254,000      85,859,000
- ----------------------------------------------------------------------------------------

Stockholders' equity:
  8-1/4% cumulative convertible preferred, $25 par
    value; issuable in series, 120,000 shares
    authorized; 31,536 shares issued, 15,044 shares
    outstanding                                                 788,000         788,000
  Common stock, Class A, non-voting, $25 par value;
    800,000 shares authorized, 349,210 shares issued,
    294,824 shares at June 2, 1996 and 295,649
    shares at March 31, 1996 outstanding                      8,729,000       8,729,000
  Common stock, Class B, voting, $25 par value;
    880,000 shares authorized, 493,123 shares
    issued, 427,350 shares at June 2, 1996 and
    427,459 shares at March 31, 1996 outstanding             12,328,000      12,328,000
  Capital paid in excess of par value                         1,623,000       1,623,000
  Retained earnings                                          25,688,000      27,026,000
  Treasury stock, at cost                                    (7,755,000)     (7,708,000)
  Other                                                        (275,000)       (277,000)
- ----------------------------------------------------------------------------------------

                                                             41,126,000      42,509,000
- ----------------------------------------------------------------------------------------

                                                       $    120,380,000     128,368,000
========================================================================================

See accompanying notes to condensed consolidated financial statements.

                       PART I -- FINANCIAL INFORMATION

                  HANOVER FOODS CORPORATION AND SUBSIDIARIES
               Condensed Consolidated Statements of Operations
                                 (Unaudited)

==========================================================================

                                                      Nine weeks ended
                                              ----------------------------
                                                    June 2,       June 4,
                                                       1996          1995
- --------------------------------------------------------------------------
Net sales                                      $ 34,569,000    36,795,000
Cost of goods sold                               28,805,000    29,087,000
- --------------------------------------------------------------------------

Gross profit                                      5,764,000     7,708,000

Selling expenses                                  5,465,000     7,089,000
Administrative expenses                           1,433,000     1,889,000
- --------------------------------------------------------------------------

Operating profit (loss)                          (1,134,000)   (1,270,000)

Interest expense                                    596,000       584,000

Other (income) expense, net                         (66,000)     (191,000)
- --------------------------------------------------------------------------

Earnings (loss) before income taxes              (1,664,000)   (1,663,000)

Income taxes                                       (533,000)     (539,000)
- --------------------------------------------------------------------------

Net earnings (loss)                              (1,131,000)   (1,124,000)

Dividends on preferred stock                          8,000             -
- --------------------------------------------------------------------------

Net earnings (loss) applicable to common stock $ (1,139,000)   (1,124,000)
==========================================================================

Earnings per share:

  Net earnings (loss), primary                 $      (1.58)        (1.53)
==========================================================================

  Dividends per share, common                  $      0.275             -
==========================================================================

  Average shares outstanding                   $    722,667       733,755
==========================================================================

See accompanying notes to condensed consolidated financial statements.

                       PART I -- FINANCIAL INFORMATION

                  HANOVER FOODS CORPORATION AND SUBSIDIARIES
          Condensed Consolidated Statements of Stockholders' Equity
                Periods ended June 2, 1996 and March 31, 1996
                                 (Unaudited)


===============================================================================================================

                                                           Cumulative convertible
                                                              preferred stock              Common stock
                                                           Series A and Series B             Class A
                                                           ----------------------     -------------------------
                                           Total
                                   stockholders'
                                          equity           Shares        Amount        Shares           Amount
- ---------------------------------------------------------------------------------------------------------------
Balance, April 2, 1995            $   43,920,000            31,816  $   795,000       349,090   $    8,726,000

Net earnings for the year                420,000                 -            -             -                -
Cash dividends per share:
  Preferred stock                        (31,000)                -            -             -                -
  Common stock                          (800,000)                -            -             -                -
Redemption of common stock
  (Class A 5,789 shares and
  Class B 5,148 shares)                 (760,000)                -            -             -                -
Conversion of preferred for
  Class A common                               -              (280)      (7,000)          120            3,000
Unrealized gain on investments           111,000                 -            -             -                -
Minimum pension liability adjustment
  (net of taxes of $235,000)            (351,000)                -            -             -                -
- ---------------------------------------------------------------------------------------------------------------

Balance, March 31, 1996               42,509,000            31,536      788,000       349,210        8,729,000

Net loss for the period               (1,131,000)                -            -             -                -
Cash dividends per share:
  Preferred stock                         (8,000)                -            -             -                -
  Common stock                          (199,000)                -            -             -                -
Redemption of common stock
  (Class A 825 shares and
  Class B 109 shares)                    (47,000)                -            -             -                -
Unrealized gain on investments             2,000                 -            -             -                -
- ---------------------------------------------------------------------------------------------------------------

Balance, June 2, 1996             $   41,126,000            31,536  $   788,000       349,210 $      8,729,000
===============================================================================================================

===============================================================================================================

                                                 Common stock
                                                   Class B
                                     --------------------------------         Capital
                                                                              paid in
                                                                               excess
                                                                               of par          Retained
                                           Shares              Amount           value          earnings
- ---------------------------------------------------------------------------------------------------------------

Balance, April 2, 1995               $   493,123     $     12,328,000       1,619,000        27,437,000

Net earnings for the year                      -                    -               -           420,000
Cash dividends per share:
  Preferred stock                              -                    -               -           (31,000)
  Common stock                                 -                    -               -          (800,000)
Redemption of common stock
  (Class A 5,789 shares and
  Class B 5,148 shares)                        -                    -               -                 -
Conversion of preferred for
  Class A common                               -                    -           4,000                 -
Unrealized gain on investments                 -                    -               -                 -
Minimum pension liability adjustment
  (net of taxes of $235,000)                   -                    -               -                 -
- ---------------------------------------------------------------------------------------------------------------

Balance, March 31, 1996                  493,123           12,328,000       1,623,000        27,026,000

Net loss for the period                        -                    -               -        (1,131,000)
Cash dividends per share:
  Preferred stock                              -                    -               -            (8,000)
  Common stock                                 -                    -               -          (199,000)
Redemption of common stock
  (Class A 825 shares and
  Class B 109 shares)                          -                    -               -                 -
Unrealized gain on investments                 -                    -               -                 -
- ---------------------------------------------------------------------------------------------------------------

Balance, June 2, 1996               $    493,123 $         12,328,000       1,623,000        25,688,000
===============================================================================================================

======================================================================================

                                                Treasury stock
                                         --------------------------



                                          Shares            Amount            Other
- --------------------------------------------------------------------------------------

Balance, April 2, 1995                   124,738    $   (6,948,000)        (37,000)

Net earnings for the year                      -                 -                -
Cash dividends per share:
  Preferred stock                              -                 -                -
  Common stock                                 -                 -                -
Redemption of common stock
  (Class A 5,789 shares and
  Class B 5,148 shares)                   10,937          (760,000)               -
Conversion of preferred for
  Class A common                               -                 -                -
Unrealized gain on investments                 -                 -          111,000
Minimum pension liability adjustment
  (net of taxes of $235,000)                   -                 -         (351,000)
- --------------------------------------------------------------------------------------

Balance, March 31, 1996                  135,675        (7,708,000)        (277,000)

Net loss for the period                        -                 -                -
Cash dividends per share:
  Preferred stock                              -                 -                -
  Common stock                                 -                 -                -
Redemption of common stock
  (Class A 825 shares and                                                         -
  Class B 109 shares)                        934           (47,000)               -
Unrealized gain on investments                 -                 -            2,000
- --------------------------------------------------------------------------------------

Balance, June 2, 1996                    136,609    $   (7,755,000)        (275,000)
======================================================================================



See accompanying notes to condensed consolidated financial statements.

                       PART I -- FINANCIAL INFORMATION

                  HANOVER FOODS CORPORATION AND SUBSIDIARIES
               Condensed Consolidated Statements of Cash Flows
                                 (Unaudited)

===============================================================================

                                                         Nine weeks ended
                                                 ------------------------------
                                                           June 2,     June 4,
                                                              1996        1995
- -------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents

Operating activities:
  Net earnings (loss)                              $    (1,131,000) (1,124,000)
  Adjustments to reconcile net earnings (loss)
    to net cash used in operating activities:
      Depreciation and amortization                      1,013,000     929,000
      Deferred income taxes                               (519,000)   (569,000)
  Change in assets and liabilities:
    Accounts receivable                                  7,924,000   5,977,000
    Inventory                                               90,000    (529,000)
    Prepaid items                                         (542,000) (2,332,000)
    Accounts payable and accrued expenses                 (790,000)    312,000
    Income taxes payable                                    17,000      16,000
    Other liabilities                                       69,000      34,000
- -------------------------------------------------------------------------------

Net cash provided by operating activities                6,131,000   2,714,000
- -------------------------------------------------------------------------------

Investing activities:
  (Increase) decrease in other non-current assets          275,000    (236,000)
  Acquisitions of property, plant, and equipment          (572,000) (1,416,000)
- -------------------------------------------------------------------------------

Net cash used in investing activities                     (297,000) (1,652,000)
- -------------------------------------------------------------------------------

Financing activities:
  Increase (decrease) in notes payable                  (5,324,000)   (625,000)
  Payments on long-term debt and capital leases            (58,000)   (179,000)
  Payment of dividends                                    (207,000)          -
  Redemption of common stock                               (47,000)    (26,000)
- -------------------------------------------------------------------------------

Net cash used in financing activities                   (5,636,000)   (830,000)
- -------------------------------------------------------------------------------

Net increase in cash and cash equivalents                  198,000     232,000

Cash and cash equivalents, beginning of period             914,000     649,000
- -------------------------------------------------------------------------------

Cash and cash equivalents, end of period           $     1,112,000     881,000
===============================================================================

See accompanying notes to condensed consolidated financial statements.

                        PART I -- FINANCIAL INFORMATION

                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                       June 2, 1996 and March 31, 1996
                                  (Unaudited)

================================================================================

  (1)    BASIS OF PRESENTATION

         The condensed consolidated financial statements of the Registrant included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although, certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been omitted, the Registrant believes that the disclosures are adequate to make the information presented not misleading.

         Effective June 2, 1996, the Corporation changed its fiscal year to end at the close of operations on the Sunday nearest to May 31. Accordingly, these financial statements reflect activity for the nine week periods ended June 2, 1996 and June 4, 1995.

         It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in Form 10-K for its fiscal year ended March 31, 1996.

         The condensed consolidated financial statements included herein reflect all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary to present a fair statement of the results for the interim period.

         The results for interim periods are not necessarily indicative of trends or results to be expected for a full year.


  (2)    SHORT-TERM BORROWINGS

         The Corporation and its subsidiaries maintain short-term unsecured lines of credit with various banks providing credit availability amounting to $55 million of which $24,097,000 was borrowed at June 2, 1996. The average cost of funds during the period ended June 2, 1996 was 6.1%.





                                                                    (Continued)

                        PART I -- FINANCIAL INFORMATION

                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


================================================================================

  (3)    LONG-TERM DEBT

         The long-term debt of the Corporation and its subsidiaries consist of:

                                                              June 2, 1996    March 31, 1996
- ----------------------------------------------------------------------------------------------
8.74% - 9.24%unsecured senior notes payable to an
  insurance company, due fiscal years ending 1995-2007     $    19,643,000        19,643,000
Installment obligation payable to a municipality, due
  fiscal years ending 1995-1997                                    140,000           140,000
Installment obligation payable to a related party, due in
  equal annual installments in fiscal years ending
  1996-2000 interest at prime rate (8.25% at June 2, 1996)         294,000           294,000
6.33% installment obligation payable to a related party,
  due fiscal years ending 1996-1998                                875,000           875,000

- ----------------------------------------------------------------------------------------------
                                                                20,952,000        20,952,000
Less current maturities                                          2,499,000         2,499,000
- ----------------------------------------------------------------------------------------------

                                                           $    18,453,000        18,453,000
==============================================================================================



         The term loan agreements with the insurance company, the agreements for seasonal borrowing with financial institutions, and installment agreements with industrial development authorities contain various restrictive provisions including those relating to mergers and acquisitions, additional borrowing, guarantees of obligations, lease commitments, limitations on declaration and payment of dividends, repurchase of the Corporation's stock, and the maintenance of working capital and certain financial ratios. The Corporation is in compliance with the restrictive provisions in the agreements except for the Interest Charge Coverage Ratio for which the Corporation has received waivers to this provision through the current compliance period from the respective lenders. The interest rate on the unsecured senior notes payable has been increased from 8.74% to 9.24% from December 31, 1995 to July 10, 1996. Management and the senior unsecured lender are currently working towards an amendment to modify the Interest Charge Coverage Ratio through September 1, 1997 and management expects to finalize this amendment before the end of the next compliance period.





                                                                    (Continued)

                        PART I -- FINANCIAL INFORMATION

                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

================================================================================

  (4)    RELATED PARTY TRANSACTIONS

         The Corporation and its subsidiaries, in the normal course of business, purchase and sell goods and services to related parties.
         The Corporation believes that the cost of such purchases and sales and sales are competitive with alternative sources of supply and markets.

                                                   Nine weeks ended
                                          ----------------------------------
                                          June 2, 1996         June 4, 1995
- ----------------------------------------------------------------------------
Revenues:
  Park 100 Foods, Inc.                   $   118,000                      -
Corporate charges:
  Snyder's of Hanover, Inc.                   29,000                 29,000
Expenditures:
  The Cannery Press, Inc.                          -                 68,000
  Patti & John's, Inc.                         4,000                  4,000
  ARWCO Corporation                           24,000                 31,000
  Warehime Enterprises, Incorporated           1,000                 69,000
  John A. and Patricia M. Warehime             7,000                  7,000
  James G. Sturgill                           15,000                 19,000
  George E. Lawrence                               -                  8,000
============================================================================



The respective June 2, 1996 and March 31, 1996 account balances with related companies are as follows:

                                                 June 2,      March 31,
                                                    1996           1996
- ------------------------------------------------------------------------
Accounts receivable:
  Snyder's of Hanover, Inc.               $       11,000         24,000
  Patti & John's, Inc.                             4,000          3,000
  Park 100 Foods, Inc.                            56,000              -
Accounts payable:
  The Cannery Press, Inc.                          4,000          4,000
  Warehime Enterprises, Inc.                           -          5,000
  Patti & John's, Inc.                             6,000              -
Notes payable:
  Warehime Enterprises, Inc.                     875,000        875,000
  Cyril T. Noel                                  294,000        294,000
========================================================================





                                                                    (Continued)

                        PART I -- FINANCIAL INFORMATION

                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


================================================================================

  (5)    CONTINGENCIES

         LEGAL MATTERS

         It is the opinion of management and counsel that various claims and litigation in which the Corporation is currently involved will not materially affect the Corporation's financial position, results of operations or liquidity.

         MANUFACTURER COUPONS

         The Corporation is contingently liable for unredeemed manufacturer coupons on various products at June 2, 1996 which will expire during 1996.


================================================================================

                        PART I -- FINANCIAL INFORMATION

                Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

                   HANOVER FOODS CORPORATION AND SUBSIDIARIES

================================================================================

The following comments should be read in conjunction with Management's Discussion and Analysis of Financial Conditions and Results of Operations appearing in the Corporation's 1995-96 Annual Report to Shareholders.

         RESULTS OF OPERATIONS

         NET SALES

         Consolidated net sales were $34.6 million for the nine week period ended June 2, 1996. This represents a decrease of 6.0% over the nine week period ended June 4, 1995 consolidated net sales of $36.8 million. The decrease of $2.2 million was primarily due to decreased canned and frozen retail sales offset by increases in private label sales and was consistent with the Corporation's business plan.

         COST OF GOODS SOLD

         Cost of goods sold were $28.8 million or 83.3% of consolidated net sales in the nine week period ended June 2, 1996 and $29.1 million, or 79.1%, of consolidated net sales for the corresponding period in 1995. The increase in cost of goods sold as a percentage of net sales resulted primarily from a decrease in the average selling prices per case of product in the nine week period ended June 2, 1996 compared to 1995 due to continued intense competition in retail sales.

         SELLING EXPENSES

         Selling expenses were $5.5 million or 15.8% of consolidated net sales for the nine week period ended June 2, 1996 versus $7.1 million or 19.3% of consolidated net sales during the corresponding period in 1995. The decrease in selling expenses as a percentage of net sales reflects lower expenses related to promotional programs, advertising, and customer allowances in the nine week period ended June 2, 1996 compared to 1995.

         ADMINISTRATIVE EXPENSES

         Administrative expenses as a percentage of consolidated net sales were 4.1% for the nine week period ended June 2, 1996 compared to 5.1% for the corresponding period of 1995. This decrease is attributed to reductions in personnel related costs.

         INTEREST EXPENSE

         Interest expense was $596,000 for the nine week period ended June 2, 1996 as compared to $584,000 for the same period in 1995. The increase in interest is mainly due to higher average borrowings during the current period as compared to the prior period.





                                                                    (Continued)

                        PART I -- FINANCIAL INFORMATION

                Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

                   HANOVER FOODS CORPORATION AND SUBSIDIARIES

================================================================================

         LIQUIDITY AND FINANCIAL RESOURCES

         Management's discussion of the Corporation's financial condition should be read in conjunction with the condensed consolidated statements of cash flow appearing on page 7 of this report.

         OPERATING ACTIVITIES

         Cash provided by operating activities for the nine week period ended June 2, 1996 was $6.1 million as compared to $2.7 million during the same period of 1995. The combination of decreased accounts receivable and inventory levels, offset by prepaid expenses incurred for the production season and the decrease of trade accounts payable and accrued expenses generated increased cash flow. By comparison the same period of 1995 consumed more cash for increased inventory levels and payables, which was offset by a smaller reduction of receivables.

         INVESTING ACTIVITIES

         During the nine week period ended June 2, 1996 the Corporation consumed approximately $600,000 in funds for capital projects. This compares to $1.4 million consumed during the same time frame last year for capital projects.

         FINANCING ACTIVITIES

         The decrease in notes payable of approximately $5.3 million during the nine week period ended June 2, 1996 represents payments made against available seasonal lines of credit from financial institutions from cash generated from customer accounts receivable. Available funds were also used to redeem 825 shares of Class A -- common stock and 109 shares of Class B E common stock at a cost of $47,000.

         The Corporation has available seasonal lines-of-credit from financial institutions in the amount of $55 million. Additional borrowings are permitted within prescribed parameters in existing debt agreements. Management believes these credit facilities provide adequate cash availability for seasonal operating requirements.

                          PART II -- OTHER INFORMATION

                   HANOVER FOODS CORPORATION AND SUBSIDIARIES





Item:

1        Legal Proceedings

         There have been no material developments in previously reported litigation in which the Corporation is currently involved.
         (See Form 10-K filed by Corporation on July 2, 1996).

2-5      None

6  --    Exhibits and Reports on Form 8-K.

         (a)   Exhibits

               11 -- Computation of Earnings Per Share

               27 -- Financial Data Schedule

         (b)   Reports on Form 8-K:

               On May 4, 1996, the Corporation filed a report on Form 8-K reporting a change in the Corporation's fiscal year.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:    July 17, 1996

                                        HANOVER FOODS CORPORATION


                                        BY /s/ GARY T. KNISELY
                                          --------------------------
                                          Gary T. Knisely
                                          Executive Vice President


                                        BY /s/ JACK A. BROWN
                                          --------------------------
                                          Jack A. Brown, Treasurer