Form 10-Q
period 1996-09-01
HANOVER FOODS CORP /PA/
filed 1996-10-15
CIK 853733

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


  X              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
------           SECURITIES EXCHANGE ACT OF 1934

                    For the Quarterly Period Ended September 1, 1996

                                       OR


                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
------           SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number - 0-17896

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


                                                 Yes     X          No
                                                      ------           ------

Indicate the number of shares outstanding of issuer's classes of common stock as of the latest practicable date.

                      Class                   Outstanding at September 1, 1996
                      -----                   --------------------------------

     Class A Common Stock, $25 par value             294,292 shares
     Class B Common Stock, $25 par value             427,277 shares

                   HANOVER FOODS CORPORATION AND SUBSIDIARIES

                                   FORM 10-Q

                 For the Thirteen Weeks Ended September 1, 1996


Index
                                                                                                        Page
Part I - Financial Information

     Item 1 - Financial Statements:

         Condensed Consolidated Balance Sheets (Unaudited) September 1, 1996
              and June 2, 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3

         Condensed Consolidated Statements of Operations (Unaudited),
              Thirteen weeks ended September 1, 1996 and September 3, 1995  . . . . . . . . . . . . . .  5

         Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
              periods ended September 1, 1996 and June 2, 1996  . . . . . . . . . . . . . . . . . . . .  6

         Condensed Consolidated Statements of Cash Flows (Unaudited),
              Thirteen weeks ended September 1, 1996 and September 3, 1995  . . . . . . . . . . . . . .  7

         Notes to Condensed Consolidated Financial Statements (Unaudited) . . . . . . . . . . . . . . .  8

     Item 2 - Management's Discussion and Analysis of Financial Condition
              and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12

Part II - Other Information

     Item 6 - Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14


-------------------------------------------------------------------------------------------------------------

                        PART I - FINANCIAL INFORMATION

                         Item 1. Financial Statements

                  HANOVER FOODS CORPORATION AND SUBSIDIARIES
                    Condensed Consolidated Balance Sheets
                                 (Unaudited)

==============================================================================================

                                                            September 1,              June 2,
ASSETS                                                              1996                 1996
----------------------------------------------------------------------------------------------

Current assets:
  Cash and short-term cash investments                 $       1,888,000            1,112,000
  Accounts and notes receivable, net                          20,668,000           17,249,000
  Accounts receivable from related parties, net                        -               61,000
  Inventories                                                 51,944,000           47,067,000
  Prepaid corporate income taxes                                       -              581,000
  Prepaid expenses                                             2,311,000            1,796,000
  Deferred income taxes                                          885,000              885,000
----------------------------------------------------------------------------------------------

Total current assets                                          77,696,000           68,751,000
----------------------------------------------------------------------------------------------

Property, plant, and equipment, at cost:
  Land and buildings                                          33,052,000           32,115,000
  Machinery and equipment                                     78,234,000           77,399,000
  Leasehold improvements                                         349,000              349,000
----------------------------------------------------------------------------------------------

                                                             111,635,000          109,863,000
  Less accumulated depreciation and amortization              62,579,000           61,273,000
----------------------------------------------------------------------------------------------

                                                              49,056,000           48,590,000
  Construction in progress                                        47,000              176,000
----------------------------------------------------------------------------------------------

                                                              49,103,000           48,766,000
----------------------------------------------------------------------------------------------

Other assets and deferred charges:
  Intangible assets, less accumulated amortization of
    $2,008,000 and $2,004,000                                    452,000              456,000
  Other assets                                                 1,665,000            2,407,000





----------------------------------------------------------------------------------------------
                                                       $     128,916,000          120,380,000
==============================================================================================

See accompanying notes to condensed consolidated financial statements.

                        PART I - FINANCIAL INFORMATION

                  HANOVER FOODS CORPORATION AND SUBSIDIARIES
               Condensed Consolidated Balance Sheets, Continued
                                 (Unaudited)


================================================================================================

                                                             September 1,               June 2,
LIABILITIES AND STOCKHOLDERS' EQUITY                                 1996                  1996
------------------------------------------------------------------------------------------------

Current liabilities:
  Notes payable - banks                                  $     28,485,000            24,097,000
  Accounts payable                                             24,411,000            23,916,000
  Accounts payable to related parties, net                        253,000                     -
  Accrued expenses                                              6,638,000             4,052,000
  Current maturities of long-term debt                          1,999,000             1,999,000
  Current maturities of long-term debt to related party           500,000               500,000
  Current maturities of capital lease obligations                  93,000               152,000
  Income taxes payable                                            127,000               110,000
------------------------------------------------------------------------------------------------

Total current liabilities                                      62,506,000            54,826,000

Long-term debt, less current maturities                        18,078,000            18,078,000
Long-term debt to related party, less current maturities          125,000               375,000
Other liabilities                                                 909,000               805,000
Deferred income taxes                                           5,166,000             5,170,000
------------------------------------------------------------------------------------------------

Total liabilities                                              86,784,000            79,254,000
------------------------------------------------------------------------------------------------

Stockholders' equity:
  8-1/4% cumulative convertible preferred, $25 par value;
    issuable in series, 120,000 shares authorized;
    31,536 shares issued, 15,044 shares outstanding               788,000               788,000
  Common stock, Class A, non-voting, $25 par value;
    800,000 shares authorized, 349,210 shares issued,
    294,292 shares at September 1, 1996 and 294,824
    shares at June 2, 1996 outstanding                          8,729,000             8,729,000
  Common stock, Class B, voting, $25 par value;
    880,000 shares authorized, 493,123 shares
    issued, 427,277 shares at September 1, 1996 and
    427,350 shares at June 2, 1996 outstanding                 12,328,000            12,328,000
  Capital paid in excess of par value                           1,623,000             1,623,000
  Retained earnings                                            26,732,000            25,688,000
  Treasury stock, at cost                                      (7,787,000)           (7,755,000)
  Other                                                          (281,000)             (275,000)
------------------------------------------------------------------------------------------------

                                                               42,132,000            41,126,000
------------------------------------------------------------------------------------------------

                                                         $    128,916,000           120,380,000
================================================================================================

See accompanying notes to condensed consolidated financial statements.

                        PART I - FINANCIAL INFORMATION

                  HANOVER FOODS CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statement of Operations
                                 (Unaudited)


======================================================================================

                                                            Thirteen weeks ended
                                                      --------------------------------
                                                      September 1,       September 3,
                                                              1996               1995
--------------------------------------------------------------------------------------
Net sales                                         $     56,119,000         51,717,000
Cost of goods sold                                      43,240,000         40,700,000
--------------------------------------------------------------------------------------

Gross profit                                            12,879,000         11,017,000

Selling expenses                                         7,540,000          7,376,000
Administrative expenses                                  2,189,000          2,504,000
--------------------------------------------------------------------------------------

Operating profit                                         3,150,000          1,137,000

Interest expense                                           934,000          1,366,000

Other expense, net                                         196,000             72,000
--------------------------------------------------------------------------------------

Earnings (loss) before income taxes                      2,020,000           (301,000)

Income taxes                                               769,000           (222,000)
--------------------------------------------------------------------------------------

Net earnings (loss)                                      1,251,000            (79,000)

Dividends on preferred stock                                 8,000              8,000
--------------------------------------------------------------------------------------

Net earnings (loss) applicable to common stock    $      1,243,000            (87,000)
======================================================================================

Earnings per share:

  Net earnings (loss), primary                    $           1.72              (0.12)
======================================================================================

  Dividends per share, common                     $          0.275              0.275
======================================================================================

  Average shares outstanding                      $        721,935            732,213
======================================================================================

See accompanying notes to condensed consolidated financial statements.

                        PART I - FINANCIAL INFORMATION

                  HANOVER FOODS CORPORATION AND SUBSIDIARIES
          Condensed Consolidated Statements of Stockholders' Equity
               Periods ended September 1, 1996 and June 2, 1996
                                 (Unaudited)


=====================================================================================================================

                                                       Cumulative convertible
                                                          preferred stock                     Common stock
                                                       Series A and Series B                    Class A
                                                       ----------------------       ---------------------------------
                                             TOTAL
                                     STOCKHOLDERS'
                                            EQUITY       Shares       Amount         Shares                   Amount
---------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1996                $42,509,000       31,536 $    788,000        349,210           $    8,729,000

Net loss for the period                 (1,131,000)           -            -              -                        -
Cash dividends per share:
  Preferred stock                           (8,000)           -            -              -                        -
  Common stock                            (199,000)           -            -              -                        -
Redemption of common stock
  (Class A 825 shares and
  Class B 109 shares)                      (47,000)           -            -              -                        -
Unrealized gain on investments               2,000            -            -              -                        -
---------------------------------------------------------------------------------------------------------------------

Balance, June 2, 1996                   41,126,000       31,536      788,000        349,210                8,729,000

Net earnings for the period              1,251,000            -            -              -                        -
Cash dividends per share:
  Preferred stock                           (8,000)           -            -              -                        -
  Common stock                            (199,000)           -            -              -                        -
Redemption of common stock
  (Class A 532 shares and
  Class B 73 shares)                       (32,000)           -            -              -                        -
Unrealized loss on investments              (6,000)           -            -              -                        -
---------------------------------------------------------------------------------------------------------------------

Balance, September 1, 1996             $42,132,000       31,536 $    788,000        349,210           $    8,729,000
=====================================================================================================================


----------------------------------------------------------------------------------------------------

                                              Common stock
                                                 Class B
                                      ------------------------------
                                                                             Capital
                                                                             paid in
                                                                              excess
                                                                              of par       Retained
                                       Shares                 Amount           value       earnings
----------------------------------------------------------------------------------------------------
Balance, March 31, 1996               493,123        $    12,328,000       1,623,000     27,026,000

Net loss for the period                     -                      -               -     (1,131,000)
Cash dividends per share:
  Preferred stock                           -                      -               -         (8,000)
  Common stock                              -                      -               -       (199,000)
Redemption of common stock
  (Class A 825 shares and
  Class B 109 shares)                       -                      -               -              -
Unrealized gain on investments              -                      -               -              -
----------------------------------------------------------------------------------------------------

Balance, June 2, 1996                 493,123             12,328,000       1,623,000     25,688,000

Net earnings for the period                 -                      -               -      1,251,000
Cash dividends per share:
  Preferred stock                           -                      -               -         (8,000)
  Common stock                              -                      -               -       (199,000)
Redemption of common stock
  (Class A 532 shares and
  Class B 73 shares)                        -                      -               -              -
Unrealized loss on investments              -                      -               -              -
----------------------------------------------------------------------------------------------------

Balance, September 1, 1996            493,123        $    12,328,000       1,623,000     26,732,000
====================================================================================================


---------------------------------------------------------------------------------------

                                              Treasury stock
                                      ----------------------------



                                       Shares              Amount               Other
---------------------------------------------------------------------------------------
Balance, March 31, 1996               135,675      $   (7,708,000)           (277,000)

Net loss for the period                     -                   -                   -
Cash dividends per share:
  Preferred stock                           -                   -                   -
  Common stock                              -                   -                   -
Redemption of common stock
  (Class A 825 shares and                                                           -
  Class B 109 shares)                     934             (47,000)                  -
Unrealized gain on investments              -                                   2,000
---------------------------------------------------------------------------------------

Balance, June 2, 1996                 136,609          (7,755,000)           (275,000)

Net earnings for the period                 -                   -                   -
Cash dividends per share:
  Preferred stock                           -                   -                   -
  Common stock                              -                   -                   -
Redemption of common stock
  (Class A 532 shares and
  Class B 73 shares)                      605             (32,000)                  -
Unrealized loss on investments              -                   -              (6,000)
---------------------------------------------------------------------------------------

Balance, September 1, 1996            137,214      $   (7,787,000)           (281,000)
=======================================================================================

See accompanying notes to condensed consolidated financial statements.

                        PART I - FINANCIAL INFORMATION

                  HANOVER FOODS CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statement of Cash Flows
                                 (Unaudited)


================================================================================================

                                                                    Thirteen weeks ended
                                                            ------------------------------------
                                                             September 1,         September 3,
                                                                     1996                 1995
------------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents

Operating activities:
  Net earnings (loss)                                       $   1,251,000              (79,000)
  Adjustments to reconcile net earnings (loss) to net cash
    used in operating activities:
      Depreciation and amortization                             1,310,000            1,420,000
      Deferred income taxes                                        (4,000)             159,000
  Change in assets and liabilities:
    Accounts receivable                                        (3,358,000)           1,161,000
    Inventory                                                  (4,877,000)         (16,287,000)
    Prepaid items                                                  66,000            1,125,000
    Accounts payable and accrued expenses                       3,334,000           (5,274,000)
    Income taxes payable                                           17,000                8,000
    Other liabilities                                             104,000                    -
------------------------------------------------------------------------------------------------

Net cash provided by operating activities                      (2,157,000)         (17,767,000)
------------------------------------------------------------------------------------------------

Investing activities:
  (Increase) decrease in other non-current assets                 736,000              115,000
  Acquisitions of property, plant, and equipment               (1,643,000)          (1,819,000)
------------------------------------------------------------------------------------------------

Net cash used in investing activities                            (907,000)          (1,704,000)
------------------------------------------------------------------------------------------------

Financing activities:
  Increase (decrease) in notes payable                          4,388,000           21,149,000
  Payments on long-term debt and capital leases                  (309,000)              89,000
  Payment of dividends                                           (207,000)            (210,000)
  Redemption of common stock                                      (32,000)            (506,000)
------------------------------------------------------------------------------------------------

Net cash used in financing activities                           3,840,000           20,522,000
------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                         776,000            1,051,000

Cash and cash equivalents, beginning of period                  1,112,000              881,000
------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                    $   1,888,000            1,932,000
================================================================================================

See accompanying notes to condensed consolidated financial statements.

                         PART I - FINANCIAL INFORMATION

                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                       September 1, 1996 and June 2, 1996
                                  (Unaudited)

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

         Effective June 2, 1996, the Corporation changed its fiscal year to end at the close of operations on the Sunday nearest to May 31. Accordingly, these financial statements reflect activity for the thirteen week periods ended September 1, 1996 and September 3, 1995.

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


  (2)    SHORT-TERM BORROWINGS

         The Corporation and its subsidiaries maintain short-term unsecured lines of credit with various banks providing credit availability amounting to $55 million of which $28,485,000 was borrowed at September 1, 1996. The average cost of funds during the period ended September 1, 1996 was 6.1%.


                                                                     (Continued)

                         PART I - FINANCIAL INFORMATION

                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

================================================================================

  (3)    LONG-TERM DEBT

         The long-term debt of the Corporation and its subsidiaries consist of:


                                                             September 1, 1996       June 2, 1996
--------------------------------------------------------------------------------------------------
8.74% - 9.24% unsecured senior notes payable to an insurance
  company, due fiscal years ending 1995-2007                   $    19,643,000         19,643,000
Installment obligation payable to a municipality, due
  fiscal years ending 1995-1997                                        140,000            140,000
Installment obligation payable to a related party, due in equal annual installments in fiscal years ending 1996-2000
  interest at prime rate (8.25% at June 2, 1996)                       294,000            294,000
6.33% installment obligation payable to a related party,
  due fiscal years ending 1996-1998                                    625,000            875,000
--------------------------------------------------------------------------------------------------

                                                                    20,702,000         20,952,000
Less current maturities                                              2,499,000          2,499,000
--------------------------------------------------------------------------------------------------

                                                               $    18,203,000         18,453,000
==================================================================================================


         The term loan agreements with the insurance company, the agreements for seasonal borrowing with financial institutions, and installment agreements with industrial development authorities contain various restrictive provisions including those relating to mergers and acquisitions, additional borrowing, guarantees of obligations, lease commitments, limitations on declaration and payment of dividends, repurchase of the Corporation's stock, and the maintenance of working capital and certain financial ratios. The Corporation is in compliance with the restrictive provisions in the agreements.



                                                                     (Continued)

                         PART I - FINANCIAL INFORMATION

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


                                                                 Thirteen weeks ended
                                                          ---------------------------------
                                                             September 1,    September 3,
                                                                    1996             1995
-------------------------------------------------------------------------------------------
Revenues:
  Park 100 Foods, Inc.                                    $       278,000               -
Corporate charges:
  Snyder's of Hanover, Inc.                                        44,000          73,000
Expenditures:
  Park 100 Foods, Inc.                                             92,000               -
  The Cannery Press, Inc.                                          14,000         142,000
  Patti & John's, Inc.                                             10,000          11,000
  ARWCO Corporation                                                 4,000           3,000
  Warehime Enterprises, Incorporated                               46,000          46,000
  John A. and Patricia M. Warehime                                 11,000          11,000
  James G. Sturgill                                                20,000               -
  George E. Lawrence                                                    -           8,000
  Sturgill & Associates                                            16,000               -
=========================================================================================



         The respective September 1, 1996 and June 2, 1996 account balances with related companies are as follows:

                                                           September 1,              June 2,
                                                                   1996                 1996
---------------------------------------------------------------------------------------------
Accounts receivable:
  Snyder's of Hanover, Inc.                           $          15,000               11,000
  Patti & John's, Inc.                                                -                4,000
  Park 100 Foods, Inc.                                          102,000               56,000
Accounts payable:
  The Cannery Press, Inc.                                             -                4,000
  Lippy Bros.                                                   358,000                    -
  Patti & John's, Inc.                                            5,000                6,000
  Sturgill & Associates                                           7,000                    -
Notes payable:
  Warehime Enterprises, Incorporated                            625,000              875,000
  Cyril T. Noel                                                 294,000              294,000
=============================================================================================



                                                                     (Continued)

                         PART I - FINANCIAL INFORMATION

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

         On September 13, 1996, Jeffrey T. Petow, I. Wistar Morris, III, Martha
         H. Morris, William M. Davison, IV, Paul Spears, Elizabeth W. Stick,
         J. William Warehime, Jeffrey Herr, as custodian for his daughter
         Julie Herr, Warehime Enterprises, and Stephen Port filed a Complaint In Equity against six of the Corporation's directors and the Estate of a former director in the Court of Common Pleas of York County, Pennsylvania, Civil Action - Equity No. 96-SU-04275-07. This suit also names the Corporation as a nominal defendent. The suit seeks various forms of relief including, but not limited to, rescission of the board's April 28, 1995 approval of John A. Warehime's executive compensation package and the board's February 10, 1995 adjustment of directors' fees. In addition, the plaintiffs seek costs and fees incident to bringing suit. The defendants intend to vigorously defend this action.

         MANUFACTURER COUPONS

         The Corporation is contingently liable for unredeemed manufacturer coupons on various products at September 1, 1996 which will expire during the current fiscal year.


================================================================================

                         PART I   FINANCIAL INFORMATION

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

         RESULTS OF OPERATIONS

         NET SALES

         Consolidated net sales were $56.1 million for the thirteen week period ended September 1, 1996. This represents an increase of 8.5% over the thirteen week period ended September 3, 1995 consolidated net sales of $51.7 million. The increase of $4.4 million was primarily due to increased canned and frozen branded retail sales offset by decreases in private label and food service sales.

         COST OF GOODS SOLD

         Cost of goods sold were $43.2 million or 77.1% of consolidated net sales in the thirteen week period ended September 1, 1996 and $40.7 million, or 78.7%, of consolidated net sales for the corresponding period in 1995. The decrease in cost of goods sold as a percentage of net sales resulted primarily from an increase in the average selling prices per case of product as well as reduction in cost of operation.

         SELLING EXPENSES

         Selling expenses were $7.5 million or 13.4% of consolidated net sales for the thirteen week period ended September 1, 1996 versus $7.4 million or 14.3% of consolidated net sales during the corresponding period in 1995. The decrease in selling expenses as a percentage of net sales reflects lower expenses related to promotional programs, advertising, and customer allowances.

         ADMINISTRATIVE EXPENSES

         Administrative expenses as a percentage of consolidated net sales were 3.9% for the thirteen week period ended September 1, 1996 compared to 4.8% for the corresponding period of 1995. This decrease is attributed to reductions in personnel and outside consulting services.

         INTEREST EXPENSE

         Interest expense was $934,000 for the thirteen week period ended September 1, 1996 as compared to $1,366,000 for the same period in 1995. The decrease in interest is mainly due to lower average borrowings during the current period.


                                                                     (Continued)

                         PART I - FINANCIAL INFORMATION

                Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued

                   HANOVER FOODS CORPORATION AND SUBSIDIARIES

================================================================================

         LIQUIDITY AND FINANCIAL RESOURCES

         Management's discussion of the Corporation's financial condition should be read in conjunction with the condensed consolidated statements of cash flow appearing on page 7 of this report.

         OPERATING ACTIVITIES

         Cash used by operating activities for the thirteen week period ended September 1, 1996 was $2.2 million as compared to $17.8 million during the same period of 1995. The combination of increased accounts receivable and inventory levels, offset by the increase of trade accounts payable and accrued expenses utilized cash flow. By comparison the same period of 1995 consumed more cash for increased inventory levels and reduced payables, which was offset by a small reduction in receivables.

         INVESTING ACTIVITIES

         During the thirteen week period ended September 1, 1996 the Corporation spent approximately $1.6 million for the purchase of land and plant upgrades and expansions. This compares to $1.8 million spent during the same period last year for capital projects.

         FINANCING ACTIVITIES

         The increase in notes payable of approximately $4.4 million during the thirteen week period ended September 1, 1996 represents borrowings made against available seasonal lines of credit from financial institutions for use in operations and to redeem 532 shares of Class A common stock and 73 shares of Class B common stock at a cost of $32,000.

         The Corporation has available seasonal lines-of-credit from financial institutions in the amount of $55 million. Additional borrowings are permitted within prescribed parameters in existing debt agreements. Management believes these credit facilities provide adequate cash availability for seasonal operating requirements.


================================================================================

                          PART II - OTHER INFORMATION

                   HANOVER FOODS CORPORATION AND SUBSIDIARIES

================================================================================

Item:

1        Legal Proceedings

         There have been no material developments in previously reported litigation in which the Corporation is currently involved. (See Form 10-K filed by Corporation on July 2, 1996).

         On September 13, 1996, Jeffrey T. Petow, I. Wistar Morris, III, Martha
         H. Morris, William M. Davison, IV, Paul Spears, Elizabeth W. Stick, J. William Warehime, Jeffrey Herr, as custodian for his daughter Julie Herr, Warehime Enterprises, and Stephen Port filed a Complaint in Equity against six of the Corporation's directors and the Estate of a former director in the Court of Common Pleas of York County, Pennsylvania, Civil Action-Equity No. 96-SU-04275-07. This suit also names the Corporation as a nominal defendant. The suit seeks various forms of relief including, but not limited to, rescission of the board's April 28, 1995 approval of John A. Warehime's executive compensation package and the board's February 10, 1995 adjustment of directors' fees. In addition, the plaintiffs seek costs and fees incident to bringing suit. The defendants intend to vigorously defend this action.

2-3      None

4        Votes of Security Holders

         On June 21, 1996, the Corporation held its annual meeting of Class B Stockholders. The Corporation did not solicit proxies and the Board of Directors, as previously reported to the Commission was re-elected in its entirety. Votes for the Board of Directors were as follows:

                                                FOR    AGAINST   ABSTENTION
         ------------------------------------------------------------------
         T. Edward Lippy                      224,180     --       132,068
         Cyril T. Noel                        224,180     --       132,068
         Clayton J. Rohrbach, Jr.             224,180     --       132,068
         Arthur S. Schaier                    224,180     --       132,068
         James G. Sturgill                    224,180     --       132,068
         John A. Warehime                     224,180     --       132,068
         James A. Washburn                    224,180     --       132,068
         -----------------------------------------------------------------

         In addition, the stockholders approved the appointment of KPMG Peat Marwick LLP as its certifying accountants for the fiscal year ending June 1, 1997 by a vote of 224,180 for and 132,068 abstentions.

5        None


6   -    Exhibits and Reports on 8-K.

         (a)  Exhibits

              4(d) - July 1, 1996 Second Amendment to December 1, 1991 Note Agreement between the Corporation and Allstate Life Insurance Company (the "Note Agreement") is attached as Exhibit 4(d).

              11 - Computation of Earnings Per Share

              27 - Financial Data Schedule

         (b)  Reports on Form 8-K:

              On August 10, 1996, the Corporation filed an amended report on Form 8-K/A clarifying that the Corporation would be filing a Form 10-Q for the transition period April 1, 1996 to June 2, 1996, rather than a Form 10-K for that period.


================================================================================

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:    October 15, 1996

                                        HANOVER FOODS CORPORATION


                                        BY  /s/ GARY T. KNISELY
                                          --------------------------
                                          Gary T. Knisely
                                          Executive Vice President


                                        BY  /s/ PIETRO GIRAFFA
                                          --------------------------
                                          Pietro Giraffa
                                          Vice President and Controller