Form 10-Q
period 1996-12-01
HANOVER FOODS CORP /PA/
filed 1997-01-15
CIK 853733

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended December 1, 1996

                                       OR


   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number -- 0-17896

                            HANOVER FOODS CORPORATION
             (Exact name of Registrant as specified in its charter)


Commonwealth of Pennsylvania                               23-0670710
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                              Identification No.)


1486 York Road, P.O. Box 334, Hanover, PA                  17331
(Address of principal executive offices)                   (Zip Code)

717-632-6000
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing for the past 90 days.


Yes   [X]       No    [ ]


Indicate the number of shares outstanding of issuer's classes of common stock as of the latest practicable date.

                    Class                      Outstanding at December 1, 1996
                    -----                      -------------------------------

        Class A Common Stock, $25 par value             292,986 shares
        Class B Common Stock, $25 par value             427,204 shares

                   HANOVER FOODS CORPORATION AND SUBSIDIARIES

                                   FORM 10-Q

                For the Twenty-six Weeks Ended December 1, 1996


Index

                                                                           Page
                                                                           ----
Part I -- Financial Information

  Item 1 -- Financial Statements:

     Condensed Consolidated Balance Sheets (Unaudited) December 1, 1996
           and June 2, 1996..................................................3

     Condensed Consolidated Statements of Operations (Unaudited),
           Thirteen weeks and Twenty-six weeks ended December 1, 1996 and December 3, 1995..............................................5

     Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
           periods ended December 1, 1996 and June 2, 1996...................6

     Condensed Consolidated Statements of Cash Flows (Unaudited),
           Twenty-six weeks ended December 1, 1996 and December 3, 1995......7

     Notes to Condensed Consolidated Financial Statements (Unaudited)........8

  Item 2 -- Management's Discussion and Analysis of Financial Condition
           and Results of Operations........................................12

Part II -- Other Information

  Item 1 -- Legal Proceedings...............................................14

  Items 2-5 -- None.........................................................14

  Item 6 -- Exhibits and Reports on Form 8-K................................14


================================================================================

                         PART I -- FINANCIAL INFORMATION

                          Item 1. Financial Statements

                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

=============================================================================================
                                                                December 1,          June 2,
ASSETS                                                                 1996             1996
---------------------------------------------------------------------------------------------
Current assets:
     Cash and short-term cash investments                  $      4,494,000        1,112,000
     Accounts and notes receivable, net                          23,855,000       17,249,000
     Accounts receivable from related parties, net                        -           61,000
     Inventories                                                 60,026,000       47,067,000
     Prepaid corporate income taxes                                       -          581,000
     Prepaid expenses                                             1,708,000        1,796,000
     Deferred income taxes                                          885,000          885,000
---------------------------------------------------------------------------------------------

Total current assets                                             90,968,000       68,751,000
---------------------------------------------------------------------------------------------

Property, plant, and equipment, at cost:
     Land and buildings                                          33,125,000       32,115,000
     Machinery and equipment                                     79,298,000       77,399,000
     Leasehold improvements                                         349,000          349,000
---------------------------------------------------------------------------------------------

                                                                112,772,000      109,863,000
     Less accumulated depreciation and amortization              63,969,000       61,273,000
---------------------------------------------------------------------------------------------

                                                                 48,803,000       48,590,000
     Construction in progress                                        77,000          176,000
---------------------------------------------------------------------------------------------

                                                                 48,880,000       48,766,000
---------------------------------------------------------------------------------------------

Other assets and deferred charges:
     Intangible assets, less accumulated amortization of
        $2,012,000 and $2,004,000                                   448,000          456,000
     Other assets                                                 1,911,000        2,407,000






---------------------------------------------------------------------------------------------

                                                           $    142,207,000      120,380,000
=============================================================================================

See accompanying notes to condensed consolidated financial statements.

                         PART I -- FINANCIAL INFORMATION

                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Balance Sheets, Continued
                                   (Unaudited)

=============================================================================================
                                                                December 1,          June 2,
LIABILITIES AND STOCKHOLDERS' EQUITY                                   1996             1996
---------------------------------------------------------------------------------------------
Current liabilities:
     Notes payable - banks                                 $     32,898,000       24,097,000
     Accounts payable                                            29,223,000       23,916,000
     Accounts payable to related parties, net                       682,000                -
     Accrued expenses                                             7,261,000        4,052,000
     Current maturities of long-term debt                         1,999,000        1,999,000
     Current maturities of long-term debt to related party          500,000          500,000
     Current maturities of capital lease obligations                      -          152,000
     Income taxes payable                                           992,000          110,000
---------------------------------------------------------------------------------------------

Total current liabilities                                        73,555,000       54,826,000

Long-term debt, less current maturities                          18,078,000       18,078,000
Long-term debt to related party, less current maturities            125,000          375,000
Other liabilities                                                 1,010,000          805,000
Deferred income taxes                                             5,206,000        5,170,000
---------------------------------------------------------------------------------------------

Total liabilities                                                97,974,000       79,254,000
---------------------------------------------------------------------------------------------

Stockholders' equity:
     8-1/4% cumulative convertible preferred, $25 par value;
        issuable in series, 120,000 shares authorized;
        31,536 shares issued, 15,044 shares outstanding             788,000          788,000
     Common stock, Class A, non-voting, $25 par value;
        800,000 shares authorized, 349,210 shares issued,
        292,986 shares at December 1, 1996 and 294,824
        shares at June 2, 1996 outstanding                        8,729,000        8,729,000
     Common stock, Class B, voting, $25 par value;
        880,000 shares authorized, 493,123 shares
        issued, 427,204 shares at December 1, 1996 and
        427,350 shares at June 2, 1996 outstanding               12,328,000       12,328,000
     Capital paid in excess of par value                          1,623,000        1,623,000
     Retained earnings                                           28,840,000       25,688,000
     Treasury stock, at cost                                     (7,872,000)      (7,755,000)
     Other                                                         (203,000)        (275,000)
---------------------------------------------------------------------------------------------

                                                                 44,233,000       41,126,000
---------------------------------------------------------------------------------------------

                                                           $    142,207,000      120,380,000
=============================================================================================

See accompanying notes to condensed consolidated financial statements.

                         PART I -- FINANCIAL INFORMATION

                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


====================================================================================================================
                                                 Twenty-six weeks ended                 Thirteen weeks ended
                                          -------------------------------------   ----------------------------------

                                               December 1,         December 3,        December 1,       December 3,
                                                      1996                1995               1996              1995
--------------------------------------------------------------------------------------------------------------------
Net sales                                   $  125,155,000         126,567,000         69,036,000        74,850,000
Cost of goods sold                              94,694,000         103,569,000         51,454,000        62,869,000
--------------------------------------------------------------------------------------------------------------------

Gross profit                                    30,461,000          22,998,000         17,582,000        11,981,000

Selling expenses                                17,565,000          15,024,000         10,025,000         7,648,000
Administrative expenses                          4,725,000           4,655,000          2,536,000         2,151,000
--------------------------------------------------------------------------------------------------------------------

Operating profit                                 8,171,000           3,319,000          5,021,000         2,182,000

Interest expense                                 1,961,000           2,684,000          1,027,000         1,318,000

Other expense (income), net                        406,000             (14,000)           210,000           (86,000)
--------------------------------------------------------------------------------------------------------------------

Earnings before income taxes                     5,804,000             649,000          3,784,000           950,000

Income taxes                                     2,239,000              25,000          1,470,000           247,000
--------------------------------------------------------------------------------------------------------------------

Net earnings                                     3,565,000             624,000          2,314,000           703,000

Dividends on preferred stock                        16,000              16,000              8,000             8,000
--------------------------------------------------------------------------------------------------------------------

Net earnings applicable to common stock     $    3,549,000             608,000          2,306,000           695,000
====================================================================================================================

Earnings per share:

     Net earnings, primary                  $         4.93                0.83               3.21               .95
====================================================================================================================

     Dividends per share, common            $         0.55                0.55               .275              .275
====================================================================================================================

     Average shares outstanding                    720,556             732,213            719,177           732,213
====================================================================================================================

See accompanying notes to condensed consolidated financial statements.

                        PART I -- FINANCIAL INFORMATION

                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
           Condensed Consolidated Statements of Stockholders' Equity
                Periods Ended December 1, 1996 and June 2, 1996
                                  (Unaudited)

=================================================================================================

                                                Cumulative convertible
                                                   preferred stock              Common stock
                                                Series A and Series B             Class A
                                                ------------------------    ---------------------

                                        Total
                                stockholders'
                                       equity    Shares           Amount    Shares        Amount
-------------------------------------------------------------------------------------------------

Balance, March 31, 1996           $42,509,000    31,536         $788,000   349,210    $8,729,000

Net loss for the period            (1,131,000)       --             --          --            --
Cash dividends per share:
     Preferred stock                   (8,000)       --             --          --            --
     Common stock                    (199,000)       --             --          --            --
Redemption of common stock
     (Class A 825 shares and
     Class B 109 shares)              (47,000)       --             --          --            --
Unrealized gain on investments          2,000        --             --          --            --
-------------------------------------------------------------------------------------------------

Balance, June 2, 1996              41,126,000      31,536        788,000   349,210      8,729,000

Net earnings for the period         3,565,000        --             --          --             --
Cash dividends per share:
     Preferred stock                  (16,000)       --             --          --             --
     Common stock                    (397,000)       --             --          --             --
Redemption of common stock
     (Class A 1,838 shares and
     Class B 146 shares)             (117,000)       --             --          --             --
Unrealized gain on investments         72,000        --             --          --             --
--------------------------------------------------------------------------------------------------

Balance, December 1, 1996         $44,233,000    31,536  $       788,000   349,210      $8,729,000
==================================================================================================








==========================================================================================
                                     Common stock
                                        Class B
                                  ------------------------
                                                                  Capital
                                                                  paid in
                                                                   excess
                                                                   of par       Retained
                                   Shares           Amount          value       earnings
------------------------------------------------------------------------------------------

Balance, March 31, 1996           493,123      $12,328,000      1,623,000     27,026,000

Net loss for the period                --               --             --     (1,131,000)
Cash dividends per share:
     Preferred stock                   --               --             --         (8,000)
     Common stock                      --               --             --       (199,000)
Redemption of common stock
     (Class A 825 shares and
     Class B 109 shares)               --               --             --             --
Unrealized gain on investments         --               --             --             --
-----------------------------------------------------------------------------------------

Balance, June 2, 1996             493,123       12,328,000      1,623,000      25,688,000

Net earnings for the period            --               --             --       3,565,000
Cash dividends per share:
     Preferred stock                   --               --             --         (16,000)
     Common stock                      --               --             --        (397,000)
Redemption of common stock
     (Class A 1,838 shares and
     Class B 146 shares)               --               --             --              --
Unrealized gain on investments         --               --             --              --
-----------------------------------------------------------------------------------------

Balance, December 1, 1996         493,123      $12,328,000      1,623,000     28,840,000
=========================================================================================












============================================================================

                                    Treasury stock
                                 ----------------------

                                   Shares           Amount           Other
---------------------------------------------------------------------------

Balance, March 31, 1996           135,675      $(7,708,000)       (277,000)

Net loss for the period                --               --              --
Cash dividends per share:
     Preferred stock                   --               --              --
     Common stock                      --               --              --
Redemption of common stock
     (Class A 825 shares and
     Class B 109 shares)              934          (47,000)             --
Unrealized gain on investments         --               --           2,000
--------------------------------------------------------------------------

Balance, June 2, 1996              136,609      (7,755,000)       (275,000)

Net earnings for the period             --              --              --
Cash dividends per share:
     Preferred stock                    --              --              --
     Common stock                       --              --              --
Redemption of common stock
     (Class A 1,838 shares and
     Class B 146 shares)             1,984        (117,000)             --
Unrealized gain on investments          --              --          72,000
--------------------------------------------------------------------------

Balance, December 1, 1996          138,593     $(7,872,000)       (203,000)
==========================================================================

See accompanying notes to condensed consolidated financial statements.

                        PART I -- FINANCIAL INFORMATION

                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

=====================================================================================================
                                                                         Twenty-six weeks ended
                                                                      -------------------------------

                                                                      December 1,         December 3,
                                                                         1996                1995
-----------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents

Operating activities:
     Net earnings                                                    $  3,565,000             624,000
     Adjustments to reconcile net earnings to net cash
          used in operating activities:
              Depreciation and amortization                             2,704,000           2,840,000
              Deferred income taxes                                        36,000             175,000
     Change in assets and liabilities:
          Accounts receivable                                          (6,545,000)         (4,398,000)
          Inventory                                                   (12,959,000)         (8,399,000)
          Prepaid items                                                   669,000           3,670,000
          Accounts payable and accrued expenses                         9,198,000          (8,927,000)
          Income taxes payable                                            882,000             (88,000)
          Other liabilities                                               205,000             355,000
------------------------------------------------------------------------------------------------------

Net cash used in operating activities                                  (2,245,000)        (14,148,000)
------------------------------------------------------------------------------------------------------

Investing activities:
     Decrease in other non-current assets                                 568,000             167,000
     Acquisitions of property, plant, and equipment                    (2,810,000)         (2,660,000)
------------------------------------------------------------------------------------------------------

Net cash used in investing activities                                  (2,242,000)         (2,493,000)
------------------------------------------------------------------------------------------------------

Financing activities:
     Increase in notes payable                                          8,801,000          19,465,000
     Payments on long-term debt and capital leases                       (402,000)           (512,000)
     Payment of dividends                                                (413,000)           (417,000)
     Redemption of common stock                                          (117,000)           (576,000)
------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                               7,869,000          17,960,000
------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                               3,382,000           1,319,000

Cash and cash equivalents, beginning of period                          1,112,000             881,000
------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                            $   4,494,000           2,200,000
======================================================================================================

See accompanying notes to condensed consolidated financial statements.

                         PART I -- FINANCIAL INFORMATION

                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                       December 1, 1996 and June 2, 1996
                                   (Unaudited)

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

         Effective June 2, 1996, the Corporation changed its fiscal year to end at the close of operations on the Sunday nearest to May 31. Accordingly, these financial statements reflect activity for the twenty-six week periods ended December 1, 1996 and December 3, 1995.

         It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in Form 10-K for the Corporation's fiscal year ended March 31, 1996.

         The condensed consolidated financial statements included herein reflect all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary to present a fair statement of the results for the interim period.

         The results for interim periods are not necessarily indicative of trends or results to be expected for a full fiscal year.


   (2)   SHORT-TERM BORROWINGS

         The Corporation and its subsidiaries maintain short-term unsecured lines of credit with various banks providing credit availability amounting to $80.0 million of which $32,898,000 was borrowed at December 1, 1996. The average cost of funds during the period ended December 1, 1996 was 5.95%.

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

                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

================================================================================

  (3)   LONG-TERM DEBT

         The long-term debt of the Corporation and its subsidiaries consist of:

                                                                      December 1, 1996      June 2, 1996
----------------------------------------------------------------------------------------------------------
8.74% - 9.24% unsecured senior notes payable to an insurance
     company, due fiscal years ending 1995-2007                           $ 19,643,000        19,643,000
Installment obligation payable to a municipality, due
     fiscal years ending 1995-1997                                             140,000           140,000
Installment obligation payable to a related party, due in equal annual installments in fiscal years ending 1996-2000
     interest at prime rate (8.25% at June 2, 1996)                            294,000           294,000
6.33% installment obligation payable to a related party,
     due fiscal years ending 1996-1998                                         625,000           875,000
----------------------------------------------------------------------------------------------------------

                                                                            20,702,000        20,952,000
Less current maturities                                                      2,499,000         2,499,000
----------------------------------------------------------------------------------------------------------

                                                                          $ 18,203,000        18,453,000
==========================================================================================================

The term loan agreements with the insurance company, the agreements for seasonal borrowing with financial institutions, and the installment agreements with municipal authorities contain various restrictive provisions including those relating to mergers and acquisitions, additional borrowing, guarantees of obligations, lease commitments, limitations on declaration and payment of dividends, repurchase of the Corporation's stock, and the maintenance of working capital and certain financial ratios. The Corporation is in compliance with the restrictive provisions in the agreements.

                                                                    (Continued)

                         PART I -- FINANCIAL INFORMATION

                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


===============================================================================

   (4)   RELATED PARTY TRANSACTIONS

         The Corporation and its subsidiaries, in the normal course of business, purchase and sell goods and services to related parties. The Corporation believes that the cost of such purchases and sales are competitive with alternative sources of supply and markets.

                                          Twenty-six weeks ended         Thirteen weeks ended
                                         --------------------------   ---------------------------
                                         December 1,   December 3,    December 1,    December 3,
                                                1996          1995           1996           1995
-------------------------------------------------------------------------------------------------
Revenues:
     Park 100 Foods, Inc.                 $  724,000        17,000        446,000         17,000
Corporate charges:
     Snyder's of Hanover, Inc.                87,000        87,000         43,000         14,000
Expenditures:
     New Horizons                             14,000        23,000              -              -
     Park 100 Foods, Inc.                    161,000             -         69,000              -
     The Cannery Press, Inc.                       -       223,000              -        104,000
     Patti & John's, Inc.                     10,000        14,000              -          3,000
     ARWCO Corporation                         7,000         7,000          3,000          4,000
     Warehime Enterprises, Incorporated       47,000        99,000          1,000         53,000
     John A. and Patricia M. Warehime         23,000        21,000         12,000         10,000
     James G. Sturgill                        38,000             -         19,000              -
     Sturgill & Associates                     7,000             -          7,000              -
     Lippy Bros., Inc.                       179,000             -        179,000              -
=================================================================================================

         The respective December 1, 1996 and June 2, 1996 account balances with related Companies are as follows:

                                                                     December 1,           June 2,
                                                                            1996              1996
---------------------------------------------------------------------------------------------------
Accounts receivable:
     Snyder's of Hanover, Inc.                                       $    15,000            11,000
     Patti & John's, Inc.                                                      -             4,000
     Park 100 Foods, Inc.                                                184,000            56,000
Accounts payable:
     The Cannery Press, Inc.                                                   -             4,000
     Lippy Bros., Inc.                                                   865,000                 -
     Patti & John's, Inc.                                                      -             6,000
     James G. Sturgill                                                    10,000                 -
     Warehime Enterprises, Incorporated                                    1,000                 -
Notes payable:
     Warehime Enterprises, Incorporated                                  625,000           875,000
     Cyril T. Noel                                                       294,000           294,000
==================================================================================================

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

         On October 11, 1996, the Corporation mailed to all stockholders notice of a special meeting of Class B stockholders to consider and act on a merger of the Corporation into a newly formed Delaware corporation, for the purpose of redomesticating the Corporation in Delaware. This proposal was approved by the Corporation's board of directors on September 13, 1996. On October 21, 1996, the plaintiffs in both the derivative litigation described in the Quarterly Report on Form 10-Q for the period ended September 1, 1996, which was filed on October 15, 1996, and the voting trust litigation described in the Annual Report on Form 10-K for the fiscal year ended April 2, 1995, which was filed on July 3, 1995 and updated in the Annual Report on Form 10-K for the fiscal year ended March 31, 1996, which was filed on July 2, 1996, moved to enjoin the Corporation's proposed redomestication in Delaware. The Court of Common Pleas of York County declined to hear the plaintiffs' claims at that time and continued the matter until it could be heard on its merits. The Corporation intends to vigorously assert its position at the hearing scheduled to begin on April 27, 1997.

         There were no other material developments in previously reported litigation in which the Corporation is currently involved. (See Annual Report on Form 10-K for the fiscal year ended March 31, 1996, which was filed on July 2, 1996).

         On December 12, 1996, the Occupational Safety and Health Administration
         (OSHA) cited the Corporation with two violations of OSHA regulations arising out of accidents which occurred at its Clayton, Delaware plant. The proposed penalty for each violation is $70,000. On December 18, 1996, the Corporation filed its Notice of Contest, contesting both the violations and the proposed penalties.

         MANUFACTURER COUPONS

         The Corporation is contingently liable at December 1, 1996 for unredeemed manufacturer coupons on various products which will expire during the current fiscal year.

================================================================================

                        PART I -- FINANCIAL INFORMATION


                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                   HANOVER FOODS CORPORATION AND SUBSIDIARIES

================================================================================




The following comments should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 1996, which was filed on July 2, 1996.

         RESULTS OF OPERATIONS

         NET SALES

         Consolidated net sales were $125.2 million for the twenty-six week period ended December 1, 1996. This represents a decrease of 1.1% from the twenty-six week period ended December 3, 1995 during which consolidated net sales were $126.6 million. Consolidated net sales were $69.0 million for the thirteen week period ended December 1, 1996, a 7.8% decrease from consolidated net sales of $74.9 million for the corresponding period in the prior year. The decrease was due to decreases in private label and food service sales offset by increased canned and frozen branded sales.

         COST OF GOODS SOLD

         Cost of goods sold were $94.7 million, or 75.7% of consolidated net sales, for the twenty-six week period ended December 1, 1996 as compared to $103.6 million, or 81.8% of consolidated net sales, for the corresponding period in 1995. Cost of goods sold was $51.5 million, or 74.5% of consolidated net sales, for the thirteen week period ended December 1, 1996 as compared to $62.9 million, or 84.0% of consolidated net sales, for the corresponding period in 1995. The decrease in cost of goods sold as a percentage of net sales resulted from an increase in the average selling prices per case of product as well as reductions in costs of operations.

         SELLING EXPENSES

         Selling expenses were $17.6 million, or 14.0% of consolidated net sales, for the twenty-six week period ended December 1, 1996 as compared to $15.0 million, or 11.9% of consolidated net sales, during the corresponding period in 1995. Selling expenses were $10.0 million or 14.5% of consolidated net sales for the thirteen week period ended December 1, 1996 compared to $7.6 million or 10.2% of consolidated net sales during the corresponding period in the prior year. The increase in selling expenses as a percentage of net sales reflects higher expenses related to promotional programs to support a $6.9 million increase in branded canned and frozen sales during the period.

         ADMINISTRATIVE EXPENSES

         Administrative expenses as a percentage of consolidated net sales were 3.8% for the twenty-six week period ended December 1, 1996 compared to 3.7% for the corresponding period of 1995. Administrative expenses as a percentage of consolidated net sales were 3.7% for the thirteen week period ended December 1, 1996 compared to 2.9% of consolidated net sales during the corresponding period in the prior year. This increase is attributed to an accrual of $200,000 for bonuses for the current period.

         INTEREST EXPENSE

         Interest expense was $1,961,000 for the twenty-six week period ended December 1, 1996 as compared to $2,684,000 for the same period in 1995. Interest expense was $1.0 million for the thirteen week period ended December 1, 1996 compared to $1.3 million during the corresponding period in the prior year. The decrease is mainly due to lower average short-term borrowings during the current period.




                                       12
                                                                    (Continued)

                        PART I -- FINANCIAL INFORMATION

                 Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued

                   HANOVER FOODS CORPORATION AND SUBSIDIARIES

================================================================================


         LIQUIDITY AND CAPITAL RESOURCES

         Management's discussion of the Corporation's financial condition should be read in conjunction with the condensed consolidated statements of cash flow appearing in Part I, Item 1 of this report.

         OPERATING ACTIVITIES

         Cash used by operating activities for the twenty-six week period ended December 1, 1996 was $2.2 million as compared to $14.1 million during the same period of 1995. The combination of increased accounts receivable and inventory levels, offset by the increase of trade accounts payable and accrued expenses utilized cash flow. By comparison during the same period of 1995 the Corporation utilized less cash for increased inventory levels and receivables, which was offset by an increase in cash used to reduce payables.

         INVESTING ACTIVITIES

         During the twenty-six week period ended December 1, 1996 the Corporation used approximately $2.8 million for the purchase of land and plant upgrades and expansions. This compares to $2.7 million used during the same period last year for capital projects.

         FINANCING ACTIVITIES

         The increase in notes payable of approximately $8.8 million during the twenty-six week period ended December 1, 1996 represents borrowings made against available seasonal lines of credit from financial institutions for use in operations.

         The Corporation has available seasonal lines-of-credit from financial institutions in the amount of $80.0 million of which $32.9 million was utilized as of December 1, 1996. Additional borrowings are permitted within prescribed parameters in existing debt agreements. The Corporation has entered into a new credit arrangement with First National City Bank of Pennsylvania. Management believes these credit facilities provide adequate cash availability for seasonal operating requirements.


================================================================================

                          PART II -- OTHER INFORMATION


                   HANOVER FOODS CORPORATION AND SUBSIDIARIES

================================================================================


Item:

1        Legal Proceedings

         It is the opinion of management and counsel that various claims and litigation in which the Corporation is currently involved will not materially affect the Corporation's financial position, results of operations or liquidity.

         On October 11, 1996, the Corporation mailed to all stockholders notice of a special meeting of Class B stockholders to consider and act on a merger of the Corporation into a newly formed Delaware corporation, for the purpose of redomesticating the Corporation in Delaware. This proposal was approved by the Corporation's board of directors on September 13, 1996. On October 21, 1996, the plaintiffs in both the derivative litigation described in the Quarterly Report on Form 10-Q for the period ended September 1, 1996, which was filed on October 15, 1996, and the voting trust litigation described in the Annual Report on Form 10-K for the fiscal year ended April 2, 1995, which was filed on July 3, 1995 and updated in the Annual Report on Form 10-K for the fiscal year ended March 31, 1996, which was filed on July 2, 1996, moved to enjoin the Corporation's proposed redomestication in Delaware. The Court of Common Pleas of York County declined to hear the plaintiffs' claims at that time and continued the matter until it could be heard on its merits. The Corporation intends to vigorously assert its position at the hearing scheduled to begin on April 27, 1997.

         There were no other material developments in previously reported litigation in which the Corporation is currently involved. (See Annual Report on Form 10-K for the fiscal year ended March 31, 1996, which was filed by Corporation on July 2, 1996).

         On December 12, 1996, the Occupational Safety and Health Administration
         (OSHA) cited the Corporation with two violations of OSHA regulations arising out of accidents which occurred at its Clayton, Delaware plant. The proposed penalty for each violation is $70,000. On December 18, 1996, the Corporation filed its Notice of Contest, contesting both the violations and the proposed penalties.

2-5      None

6    -   Exhibits and Reports on 8-K.

         (a)    Exhibits

                11 - Computation of Earnings Per Share

                27 - Financial Data Schedule

         (b)    Reports on Form 8-K:

                No reports on Form 8-K have been filed during the period for which this report is filed.


================================================================================

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:    January 15, 1997

                                               HANOVER FOODS CORPORATION


                                               BY   /s/ GARY T. KNISELY
                                                    ------------------------
                                                    Gary T. Knisely
                                                    Executive Vice President


                                               BY   /s/ PIETRO GIRAFFA
                                                    --------------------------
                                                    Pietro Giraffa, Controller