Form 10-Q
period 1997-03-02
HANOVER FOODS CORP /PA/
filed 1997-04-16
CIK 853733

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 2, 1997

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes      [X]      No       [  ]

Indicate the number of shares outstanding of issuer's classes of common stock as of the latest practicable date.

               Class                          Outstanding at March 2, 1997
               -----                          ----------------------------
  Class A Common Stock, $25 par value               292,710 shares
  Class B Common Stock, $25 par value               427,131 shares

                   HANOVER FOODS CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q

                  For the Thirty-Nine Weeks Ended March 2, 1997

Index
                                                                Page
Part I -- Financial Information

   Item 1 -- Financial Statements:

         Condensed Consolidated Balance Sheets (Unaudited)
            March 2, 1997 and June 2, 1996 ......................  3

         Condensed Consolidated Statements of Operations
            (Unaudited), Thirteen Weeks and Thirty-Nine
            Weeks Ended March 2, 1997 and March 3, 1996 .........  5

         Condensed Consolidated Statements of Stockholders'
            Equity (Unaudited), Periods Ended March 2, 1997
            and June 2, 1996 ....................................  6

         Condensed Consolidated Statements of Cash Flows
            (Unaudited), Thirty-Nine Weeks Ended
            March 2, 1997 and March 3, 1996 .....................  7

         Notes to Condensed Consolidated Financial Statements
            (Unaudited) .........................................  8

   Item 2 -- Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ........... 13

Part II -- Other Information .................................... 16

   Item 1 -- Legal Proceedings

   Items 2-5 -- None

   Item 6 -- Exhibits and Reports on Form 8-K ................... 18

                         PART I -- FINANCIAL INFORMATION
                          Item 1. Financial Statements
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

--------------------------------------------------------------------------------
ASSETS                                              March 2,1997     June 2, 1996
--------------------------------------------------------------------------------
Current Assets:
   Cash and Short-Term Cash Investments             $  3,560,000    $  1,112,000
   Accounts and Notes Receivable, Net                 24,537,000      17,249,000
   Accounts Receivable from Related Parties, Net         264,000          61,000
   Inventories                                        51,767,000      47,067,000
   Prepaid Corporate Income Taxes                          - 0 -         581,000
   Prepaid Expenses                                    1,868,000       1,796,000
   Deferred Income Taxes                                 885,000         885,000
--------------------------------------------------------------------------------
Total Current Assets                                  82,881,000      68,751,000
--------------------------------------------------------------------------------
Property, Plant and Equipment, at Cost:
   Land and Buildings                                 33,216,000      32,115,000
   Machinery and Equipment                            80,375,000      77,399,000
   Leasehold Improvements                                349,000         349,000
--------------------------------------------------------------------------------
                                                     113,940,000     109,863,000
   Less Accumulated Depreciation and
      Amortization                                    65,359,000      61,273,000
--------------------------------------------------------------------------------
                                                      48,581,000      48,590,000
   Construction in Progress                              327,000         176,000
--------------------------------------------------------------------------------
Total Property, Plant and Equipment                   48,908,000      48,766,000
--------------------------------------------------------------------------------
Other Assets and Deferred Charges:
   Intangible Assets, Less Accumulated
      Amortization of $2,015,000 and
      $ 2,004,000                                        445,000         456,000
Other Assets                                           1,871,000       2,407,000
--------------------------------------------------------------------------------
Total Assets                                        $134,105,000    $120,380,000
--------------------------------------------------------------------------------


     See accompanying notes to condensed consolidated financial statements.

                         PART I -- FINANCIAL INFORMATION
                     Item 1. Financial Statements, Continued
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
          Condensed Consolidated Balance Sheets, Continued (Unaudited)

----------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY                                             March 2, 1997       June 2, 1996
----------------------------------------------------------------------------------------------------------------------
Current Liabilities:
   Cash Overdraft                                                               $   1,836,000     $         -0-
   Notes Payable - Banks                                                           28,083,000        24,097,000
   Accounts Payable                                                                23,214,000        23,916,000
   Accrued Expenses                                                                 8,593,000         4,052,000
   Current Maturities of Long-Term Debt                                             1,859,000         1,999,000
   Current Maturities of Long-Term Debt to Related Party                              500,000           500,000
   Current Maturities of Capital Lease Obligations                                        -0-           152,000
   Income Taxes Payable                                                               206,000           110,000
----------------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                          64,291,000        54,826,000
----------------------------------------------------------------------------------------------------------------------
Long-Term Debt, Less Current Maturities                                            18,004,000        18,078,000
Long-Term Debt to Related Party, Less Current Maturities                                  -0-           375,000
Other Long-Term Liabilities                                                         1,109,000           805,000
Deferred Income Taxes                                                               5,206,000         5,170,000
----------------------------------------------------------------------------------------------------------------------
Total Liabilities                                                                  88,610,000        79,254,000
----------------------------------------------------------------------------------------------------------------------
Stockholders' Equity:
   8-1/4% cumulative convertible preferred, $25 par value;
      issuable in series, 120,000 shares authorized;
      31,536 shares issued, 15,044 shares outstanding                                 788,000           788,000
   Common stock, Class A, non-voting, $25 par value;
      800,000 shares authorized, 349,210 shares issued,
      292,986 shares at March 2, 1997 and 294,824
      shares at June 2, 1996 outstanding                                            8,729,000         8,729,000
   Common stock, Class B, voting, $25 par value;
      880,000 shares authorized, 493,123 shares issued,
      427,204 shares at March 2, 1997 and 427,350
      shares at June 2, 1996 outstanding                                           12,328,000        12,328,000
   Capital Paid in Excess of Par Value                                              1,623,000         1,623,000
   Retained Earnings                                                               30,108,000        25,688.000
   Treasury Stock, at Cost                                                         (7,867,000)       (7,755,000)
   Other                                                                             (214,000)         (275,000)
----------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                         45,495,000        41,126,000
----------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                                      $ 134,105,000     $ 120,380,000
----------------------------------------------------------------------------------------------------------------------

     See accompanying notes to condensed consolidated financial statements.

                         PART I -- FINANCIAL INFORMATION
                     Item 1. Financial Statements, Continued
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

-----------------------------------------------------------------------------------------------
                                   Thirty Nine Weeks Ended           Thirteen Weeks Ended
                                March 2, 1997    March 3, 1996   March 2, 1997  March 3, 1996
-----------------------------------------------------------------------------------------------
Net Sales                        $190,935,000    $196,932,000    $65,780,000    $70,365,000
Cost of Goods Sold                145,407,000     161,145,000     50,713,000     57,576,000
-----------------------------------------------------------------------------------------------

Gross Profit                       45,528,000      35,787,000     15,067,000     12,789,000
Selling Expenses                   25,995,000      22,886,000      8,430,000      7,862,000
Administrative Expenses             7,893,000       6,950,000      3,168,000      2,295,000
-----------------------------------------------------------------------------------------------
Operating Profit                   11,640,000       5,951,000      3,469,000      2,632,000
Interest Expense                    2,957,000       3,941,000        996,000      1,257,000
Other Expenses, Net                   584,000         319,000        178,000        333,000
-----------------------------------------------------------------------------------------------

Earnings Before Income
   Taxes                            8,099,000       1,691,000      2,295,000      1,042,000
Income Taxes                        3,060,000         410,000        821,000        385,000
-----------------------------------------------------------------------------------------------

Net Earnings                        5,039,000       1,281,000      1,474,000        657,000
Dividends on Preferred Stock           23,000          23,000          7,000          7,000
-----------------------------------------------------------------------------------------------

Net Earnings Applicable to
   Common Stock                  $  5,016,000    $  1,258,000    $ 1,467,000    $   650,000
-----------------------------------------------------------------------------------------------
Earnings Per Share:
   Net Earnings, Primary         $       6.96    $       1.72    $      2.03    $       .89
   Dividends Per Share,
      Common                     $      0.825    $      0.825    $     0.275    $     0.275
   Average Shares Outstanding         720,556         729,895        720,556        730,337
-----------------------------------------------------------------------------------------------

     See accompanying notes to condensed consolidated financial statements

                         PART I -- FINANCIAL INFORMATION
                     Item 1. Financial Statements, Continued
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
            Condensed Consolidated Statements of Stockholders' Equity
                  Periods Ended March 2, 1997 and June 2, 1996
                                   (Unaudited)

                                                        Cumulative
                                                   Convertible Preferred
                                                           Stock             Common Stock      Common Stock
                                                   Series A and Series B       Class A           Class B
                                                   ---------------------       -------           -------
                                     Total
                                  Stockholders'
                                     Equity        Shares      Amount     Shares      Amount       Shares      Amount
Balance, March 31, 1996           $ 42,509,000     31,536    $788,000    349,210    $8,729,000    493,123    $ 12,328,000

Net Loss for the Period             (1,131,000)      --          --         --            --         --              --
Cash Dividends Per Share:
   Preferred Stock                      (8,000)      --          --         --            --         --            (8,000)
   Common Stock                       (199,000)      --          --         --            --         --          (199,000)
Redemption of Common Stock
  (Class A 825 Shares and
   Class B 109 Shares)                 (47,000)      --          --         --            --         --              --
Unrealized Gain on Investments           2,000       --          --         --            --         --              --
-----------------------------------------------------------------------------------------------------------------------------

Balance, June 2, 1996             $ 41,126,000     31,536    $788,000    349,210    $8,729,000    493,123    $ 12,328,000

Net Earnings for the Period          5,039,000       --          --         --            --         --              --
Cash Dividends Per Share:
   Preferred Stock                     (23,000)      --          --         --            --         --              --
   Common Stock                       (596,000)      --          --         --            --         --              --
Redemption of Common Stock
  (Class A 1,838 Shares and
   Class B 146 Shares)                (112,000)      --          --         --            --         --              --
Unrealized Gain on Investments          61,000       --          --         --            --         --              --
-----------------------------------------------------------------------------------------------------------------------------

Balance, March 2, 1997            $ 45,495,000     31,536    $788,000    349,210    $8,729,000    493,123    $ 12,328,000
-----------------------------------------------------------------------------------------------------------------------------

                                                             Treasury
                                                              Stock
                                                              -----
                                  Capital Paid
                                   in Excess of     Retained
                                    Par Value       Earnings       Shares       Amount         Other
Balance, March 31, 1996            $1,623,000    $ 27,026,000     135,675    $(7,708,000)    $(277,000)

Net Loss for the Period                  --        (1,131,000)       --             --            --
Cash Dividends Per Share:
   Preferred Stock                       --              --          --             --            --
   Common Stock                          --              --          --             --            --
Redemption of Common Stock
  (Class A 825 Shares and
   Class B 109 Shares)                   --              --           934        (47,000)         --
Unrealized Gain on Investments           --              --          --             --           2,000
----------------------------------------------------------------------------------------------------------

Balance, June 2, 1996              $1,623,000    $ 25,688,000     136,609    $(7,755,000)    $(275,000)

Net Earnings for the Period              --         5,039,000        --             --            --
Cash Dividends Per Share:
   Preferred Stock                       --           (23,000)       --             --            --
   Common Stock                          --          (596,000)       --             --            --
Redemption of Common Stock
  (Class A 1,838 Shares and
   Class B 146 Shares)                   --              --         1,964       (112,000)         --
Unrealized Gain on Investments           --              --          --             --          61,000
----------------------------------------------------------------------------------------------------------

Balance, March 2, 1997             $1,623,000    $ 30,108,000     138,593    $(7,867,000)    $(214,000)
----------------------------------------------------------------------------------------------------------


     See accompanying notes to condensed consolidated financial statements.

                         PART I -- FINANCIAL INFORMATION
                     Item 1. Financial Statements, Continued
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (Unaudited)

--------------------------------------------------------------------------------------------------
                                                                      Thirty Nine Weeks Ended
                                                                  March 2,1997     March 3, 1996
--------------------------------------------------------------------------------------------------
Increase (Decrease) in Cash and Cash Equivalents
Operating Activities:
   Net Earnings                                                   $ 5,039,000     $  1,281,000
   Adjustments to Reconcile Net Earnings to Net
      Cash Provided by (Used in) Operating Activities:
         Depreciation and Amortization                              4,097,000        4,131,000
         Deferred Income Taxes                                         36,000          (31,000)
   Changes in Assets and Liabilities:
         Accounts Receivable                                       (7,491,000)      (5,251,000)
         Inventory                                                 (4,700,000)      (2,413,000)
         Prepaid Items                                                509,000        5,015,000
         Accounts Payable and Accrued Expense                       3,839,000      (10,554,000)
         Income Taxes Payable                                          96,000         (133,000)
         Other Liabilities                                            304,000          340,600
----------------------------------------------------------------------------------------------
Net Cash Provided by (Used in)  Operating Activities                1,729,000       (7,615,000)
----------------------------------------------------------------------------------------------
Investing Activities:
   (Increase) Decrease in Other Non-Current Assets                    536,000         (665,000)
   Acquisitions of Property, Plant and Equipment                   (4,228,000)      (3,363,000)
----------------------------------------------------------------------------------------------
Net Cash Used in Investing                                         (3,692,000)      (4,028,000)
----------------------------------------------------------------------------------------------
Financing Activities:
   Increase in Notes Payable                                        5,822,000       14,118,000
   Payments on Long-Term Debt and
      Capital Leases                                                 (741,000)        (798,000)
   Payment of Dividends                                              (619,000)        (624,000)
   Redemption of Common Stock                                        (112,000)        (719,000)
   Other                                                               61,000          (41,000)
----------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                           4,411,000       11,936,000
----------------------------------------------------------------------------------------------
Net Increase in Cash and Cash Equivalents                           2,448,000          293,000
Cash and Cash Equivalents, Beginning of Period                      1,112,000          881,000
----------------------------------------------------------------------------------------------
Cash and Cash Equivalents, End of Period                          $ 3,560,000     $  1,174,000
----------------------------------------------------------------------------------------------

      See accompanying notes to condensed consolidated financial statements

                         PART I -- FINANCIAL INFORMATION
                     Item 1. Financial Statements, Continued
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                         March 2, 1997 and June 2, 1996
                                   (Unaudited)

--------------------------------------------------------------------------------
(1)      BASIS OF PRESENTATION

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

         Effective June 2, 1996, the Corporation changed its fiscal year to end at the close of operations on the Sunday nearest to May 31. Accordingly, these financial statements reflect activity for the thirty-nine week periods ended March 2, 1997 and March 3, 1996.

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

(2)      SHORT-TERM BORROWINGS

         The Corporation and its subsidiaries maintain short-term unsecured lines of credit with various banks providing credit availability amounting to $80.0 million of which $28,083,000 was borrowed at March 2, 1997. The average cost of funds during the period ended March 2, 1997 was 6.0%.

                         PART I -- FINANCIAL INFORMATION
                     Item 1. Financial Statements, Continued
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

--------------------------------------------------------------------------------
(3)      LONG-TERM DEBT

         The long-term debt of the Corporation and its subsidiaries consist of:

                                             March 2, 1997   June 2, 1996
--------------------------------------------------------------------------------
8.74% - 9.24% unsecured senior notes
   payable to an insurance company, due
   fiscal years ending 1995-2007               $19,643,000    $19,643,000

Installment obligation payable to a
   municipality, due fiscal years ending
   1995-1997                                         - 0 -        140,000

Installment obligation payable to a related
   party, due in equal annual
   installments in fiscal years ending
   1996-2000 interest at prime rate
   (8.25% at June 2, 1996)                         220,000        294,000

6.33% installment obligation payable to a
   related party, due fiscal years ending
   1996-1998                                       500,000        875,000
-------------------------------------------------------------------------
                                                20,363,000     20,952,000
Less current maturities                          2,359,000      2,499,000
-------------------------------------------------------------------------
                                                18,001,000     18,453,000
-------------------------------------------------------------------------

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

                         PART I -- FINANCIAL INFORMATION
                     Item 1. Financial Statements, Continued
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
                     Notes to Condensed Financial Statements
                                   (Unaudited)

--------------------------------------------------------------------------------
(4)      RELATED PARTY TRANSACTIONS

         The Corporation and its subsidiaries, in the normal course of business, purchase and sell goods and services to related parties. The Corporation believes that the cost of such purchases and sales are competitive with alternative sources of supply and markets.

                                    Thirty Nine Weeks Ended                 Thirteen Weeks Ended
                                 March 2, 1997   March 3, 1996        March 2, 1997       March 3, 1996
----------------------------------------------------------------------------------------------------------
Revenues:

   Park 100 Foods, Inc.            $1,362,000         $-0-               $638,000           $    -0-

Corporate Charges:

   Snyder's of Hanover, Inc.          131,000      131,000                 44,000             44,000

Expenditures:

   Park 100 Foods, Inc.               240,000          -0-                 79,000                -0-
   Patty & John's, Inc.                10,000       25,000                    -0-             11,000
   The Cannery Press, Inc.             14,000      282,000                 14,000             59,000
   Arwco Corporation                   11,000       11,000                  4,000              4,000
   Warehime Enterprises, Inc.         177,000      192,000                130,000             93,000
   John A. & Patricia M
       Warehime                        37,000       32,000                 14,000             11,000
   James G. Sturgill                   70,000          -0-                 32,000                -0-
   Sturgill & Associates               25,000          -0-                 18,000                -0-
   Lippy Brothers, Inc.             1,044,000      749,000                865,000            749,000
-------------------------------------------------------------------------------------------------------

                         PART I -- FINANCIAL INFORMATION
                     Item 1. Financial Statements, Continued
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
                     Notes to Condensed Financial Statements
                                   (Unaudited)

--------------------------------------------------------------------------------
The respective March 2, 1997 and June 2, 1996 account balances with related companies are as follows:

                                March 2, 1997   June 2, 1996
--------------------------------------------------------------------------------
Accounts Receivable:

   Snyder's of Hanover, Inc.       $  1,000      $ 11,000
   Patty & John's, Inc.               - 0 -         4,000
   Park 100 Foods, Inc.             265,000        56,000

Accounts Payable:

   Park 100 Foods, Inc.               1,000         - 0 -
   The Cannery Press, Inc.            - 0 -         4,000
   Patty & John's, Inc.               - 0 -         6,000
   Arwco Corporation                  1,000         - 0 -

Notes Payable:

   Warehime Enterprises, Inc.       500,000       875,000
   Cyril T. Noel                    220,000       294,000
--------------------------------------------------------------------------------

                         PART I -- FINANCIAL INFORMATION
                     Item 1. Financial Statements, Continued
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

--------------------------------------------------------------------------------
(5)      CONTINGENCIES

         LEGAL MATTERS

         It is the opinion of management and counsel that various claims and litigation in which the Corporation is currently involved will not materially affect the Corporation's financial position, results of operations or liquidity.

         See "Legal Proceedings" for a description of certain legal proceedings in which the Corporation is currently involved.

         MANUFACTURER COUPONS

         The Corporation is contingently liable at March 2, 1997 for unredeemed manufacturer coupons on various products which will expire during the current fiscal year.

                         PART I -- FINANCIAL INFORMATION
                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------
The following comments should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 1996, which was filed on July 2, 1996.

         RESULTS OF OPERATIONS

         NET SALES

         Consolidated net sales were $190.9 million for the thirty-nine week period ended March 2, 1997. This represents a decrease of 3.0% from the thirty-nine week period ended March 3, 1996 during which consolidated net sales were $196.9 million. Consolidated net sales were $65.8 million for the thirteen week period ended March 2, 1997, a 6.5% decrease from consolidated net sales of $70.4 million for the corresponding period in the prior year. The decrease was due to decreases in private label and food service sales offset by increased canned and frozen branded sales.

         COST OF GOODS SOLD

         Cost of goods sold were $145.4 million, or 76.2% of consolidated net sales, for the thirty-nine week period ended March 2, 1997 as compared to $161.1 million, or 81.8% of consolidated net sales, for the corresponding period in 1996. Cost of goods sold was $50.7 million, or 77.1% of consolidated net sales, for the thirteen week period ended March 2, 1997 as compared to $57.8 million, or 81.8% of consolidated net sales, for the corresponding period in 1996. The decrease in cost of goods sold as a percentage of net sales resulted from an increase in the average selling prices per case of product as well as reductions in costs of operations.

                         PART I -- FINANCIAL INFORMATION
                 Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------
         SELLING EXPENSES

         Selling expenses were $26.0 million, or 13.6% of consolidated net sales, for the thirty-nine week period ended March 2, 1997 as compared to $22.9 million, or 11.6% of consolidated net sales, during the corresponding period in 1996. Selling expenses were $8.4 million or 12.8% of consolidated net sales for the thirteen week period ended March 2, 1997 compared to $7.9 million or 11.2% of consolidated net sales during the corresponding period in the prior year. The increase in selling expenses as a percentage of net sales reflects higher expenses related to promotional programs to support a $2.9 million increase in branded canned and frozen sales during the period.

         ADMINISTRATIVE EXPENSES

         Administration expenses as a percentage of consolidated net sales were 4.1% for the thirty-nine week period ended March 2, 1997 compared to 3.5% for the corresponding period of 1996. Administrative expenses as a percentage of consolidated net sales were 4.8% for the thirteen week period ended March 2, 1997 compared to 3.3% of consolidated net sales during the corresponding period in the prior year. This increase is attributed to an accrual of $863,000 for bonuses for the current period.

         INTEREST EXPENSE

         Interest expense was $2,957,000 for the thirty-nine week period ended March 2, 1997 as compared to $3,941,000 for the same period in 1995. Interest expense was $1.0 million for the thirteen week period ended March 2, 1997 compared to $1.3 million during the corresponding period in the prior year. The decrease is mainly due to lower average short-term borrowings during the current year.

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

--------------------------------------------------------------------------------
         OPERATING ACTIVITIES

         The combination of increased accounts receivable and inventory levels, offset by the increase of net earnings, trade accounts payable and accrued expenses generated additional cash flow. Cash generated by operating activities for the thirty-nine week period ended March 2, 1997 was $1.7 million as compared to $7.6 million cash used during the same period of 1996. By comparison during the same period of 1996 the Corporation utilized less cash for increased inventory levels and receivable, which was offset by an increase in cash used to reduce payables.

         INVESTING ACTIVITIES

         During the thirty-nine week period ended March 2, 1997 the Corporation used approximately $4.2 million for the purchase of land, and plant upgrades and expansions. This compares to $3.4 million used during the same period last year for capital projects.

         FINANCING ACTIVITIES

         The increase in notes payable of approximately $5.8 million during the thirty-nine week period ended March 2, 1997 represents borrowings made against available seasonal lines-of-credit from financial institutions for use in operations.

         The Corporation has available seasonal lines-of-credit from financial institutions in the amount of $80.0 million of which $28.1 million was utilized as of March 2, 1997. Additional borrowings are permitted within prescribed parameters in existing debt agreements. The Corporation has entered into a new credit arrangement with First National City Bank of Pennsylvania. Management believes these credit facilities provide adequate cash availability for seasonal operating requirements.

                          PART II -- OTHER INFORMATION
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------
1        Legal Proceedings

         It is the opinion of management and counsel that various claims and litigation in which the Corporation is currently involved will not materially affect the Corporation's financial position, results of operations or liquidity.

         The Board of Directors scheduled a special meeting of the holders of the Class B common stock for February 24, 1997 (the "Special Meeting") to consider and vote upon a proposal by the Board of Directors to amend and restate the Corporation's Articles of Incorporation ("Proposed Amendments"). The Proposed Amendments generally contemplate that if all of the following Class B shareholders (or their Estates, if they die) agree in writing to the composition of the Board of Directors on or after the 1998 annual shareholders meeting, their decision will be controlling: Michael A. Warehime, John A. Warehime, Sally W. Yelland,
         J. William Warehime and Elizabeth W. Stick. If these Class B shareholders do not unanimously agree in writing on the composition of the Board of Directors, the Proposed Amendments permit the trustees of the Corporation's 401(k) Savings Plan (or a similar employee benefit plan), acting as fiduciaries for the employees who participate in the Plan, and the Class A shares to vote in the manner described below.

         The Proposed Amendments create a Series C Convertible Preferred Stock and authorize the board of directors to issue up to 10,000 shares of such stock to the trustees of the Corporation's 401(k) Savings Plan (or a similar employee benefit plan). At least a majority of the trustees of the Hanover Foods Corporation 401(k) Savings Plan (or similar employee benefit plan), who are appointed by the board of directors, must be "disinterested directors" of the Corporation, as defined in
         Section 1715 of the Pennsylvania Business Corporation Law. If the Class B shareholders named above cannot unanimously agree in writing on the composition of the board of directors, the Proposed Amendments permit each of the 10,000 shares of Series C Convertible Preferred Stock the right to cast 35 votes in the election of directors, and each share of Class A Common Stock would have one-tenth (1/10) of a vote per share, thereby enabling them to influence the ultimate result of the election by the Class B shares. The Proposed Amendments also permit the trustees and the Class A shares to similarly vote on proposals to remove directors, and in connection with any proposal (not previously approved by the board of directors) to further amend the Articles of Incorporation or By-laws or to effectuate a merger, consolidation, division, or sale of substantially all of the assets of the Corporation. The voting power of the Series C Convertible Preferred Stock would cease five (5) years after its issuance.

                          PART II -- OTHER INFORMATION
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------
         The Series C Convertible Preferred Stock authorized under the Proposed Amendments would be convertible into 10,000 shares of Class A Common Stock and would not be entitled to vote except in the event that members of the Warehime family previously named cannot agree in writing on the composition of the board of directors. The Proposed Amendments also classify the terms of the board of directors commencing with the election at the annual shareholders meeting to be held in 1997 and permit directors to be elected for four year terms as permitted by Pennsylvania law.

         On February 21, 1997, motions for a preliminary injunction against the Proposed Amendments were filed in the Court of Common Pleas of York County, Pennsylvania and the Corporation agreed to postpone the Special Meeting until the Court had ruled on the motions. The motions for a preliminary injunction were filed by attorneys on behalf of Michael A. Warehime in the voting trust litigation described in the Annual Report on Form 10-K for the fiscal year ended April 2, 1995, and on behalf of certain Class A shareholders who are the plaintiffs in the derivative litigation described under "Legal Proceeding" in the Quarterly Report on Form 10-Q for the period ended September 1, 1996. A hearing on the motions for a preliminary injunction has been scheduled for April 23, 1997, April 25, 1997, May 2, 1997 and May 30, 1997.

         Except as set forth above, there were no further developments with respect to the derivative litigation described under "Legal Proceedings" in the Corporation's Quarterly Report on Form 10-Q for the period ended September 1, 1996. The Corporation has determined not to pursue the proposal to reincorporate in Delaware which is described under "Legal Proceedings" in the Quarterly Report on Form 10-Q for the period ended December 1, 1996.

         There were no other material developments in previously reported litigation in which the Corporation is currently involved. (See Annual Report on Form 10-K for the fiscal year ended March 31, 1996, which was filed on July 2, 1996.)

         On December 12, 1996, the Occupational Safety and Health Administration
         (OSHA) cited the Corporation with two violations of OSHA regulations arising out of accidents which occurred at its Clayton, Delaware plant. The proposed penalty for each violation is $70,000. On December 18, 1996, the Corporation filed its Notice of Contest, contesting both alleged violations and the proposed penalties.

                          PART II -- OTHER INFORMATION
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------
         On March 24, 1997, the Occupational Safety and Health Administration
         (OSHA) cited the Corporation with twenty-two violations of OSHA regulations arising out of plant inspections which occurred at its Clayton, Delaware plant. The proposed penalty for said violations is $498,000. On April 11, 1997, the Corporation filed its Notice of Contest, contesting all of the alleged violations and the proposed penalties.

2-5      None

6        Exhibits and Reports on 8-K.

         (a)      Exhibits

                  10  -  Amendment No. 1 to Employment Agreement
                         between Hanover Foods Corporation and
                         John A. Warehime
                  11  -  Computation of Earnings Per Share
                  27  -  Financial Data Schedule

         (b)      Reports on Form 8-K:

                  No reports on Form 8-K have been filed during the period from which this report is filed.


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:             April 15, 1997

                                        HANOVER FOODS CORPORATION

                                        BY       /s/ GARY T. KNISELY
                                                 ------------------------------
                                                 Gary T. Knisely
                                                 Executive Vice President

                                        BY       /s/ PIETRO GIRAFFA
                                                 ------------------------------
                                                 Pietro Giraffa, Controller