Form 10-K
period 1997-06-01
HANOVER FOODS CORP /PA/
filed 1997-08-29
CIK 853733

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K
(Mark One)

 X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---    ACT OF 1934
For the fiscal year ended June 1, 1997

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---    EXCHANGE ACT OF 1934

For the transition period from                          to
                               ------------------------    ----------------
Commission file number      000-17896
                      -----------------------------------------------------

                          HANOVER FOODS CORPORATION
            (Exact name of Registrant as specified in its charter)


            PENNSYLVANIA                                    23-0670710
    (State or other jurisdiction)                    (IRS Employer I.D. No.)


     P.O. BOX 334, YORK STREET EXTENDED, HANOVER, PENNSYLVANIA  17331-0334
         (Address of principal executive offices)               (Zip code)

       Registrant's telephone number including area code  (717) 632-6000

       Securities registered pursuant to Section 12(b) of the Act:   None

          Securities registered pursuant to Section 12(g) of the Act:


                                                      Name Of Each Exchange On
           Title Of Each Class                            Which Registered
           -------------------                            ----------------

           Class A Nonvoting Common                             None
           Stock


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.     Yes    X      No
                                           ------       ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.   X
               ------

As of August 10, 1997, the estimated aggregate market value of Class B Voting Common Stock held by non-affiliates of the Registrant was $510,518. As of August 10, 1997, the estimated aggregate market value of Class A Nonvoting Common Stock held by non-affiliates of the Registrant was $8,547,167. (The exclusion of the market value of shares owned by any person shall not be deemed an admission that such person is an "affiliate" of the Registrant.) There were 427,058 shares of Class B Voting Common Stock outstanding as of August 10, 1997. There were 292,354 shares of Class A Nonvoting Common Stock outstanding as of August 10, 1997.

PART I

ITEM 1.  BUSINESS

OVERVIEW

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

Originally, the Corporation was established to provide seasonal packing of locally grown peas, beans and other vegetables. From this beginning, the Corporation has grown to become one of the leading independent processors of canned vegetables, frozen vegetables, frozen meat products, frozen entrees, frozen soft pretzels and fresh foods in the eastern United States. The Company's raw materials are readily available, and the Company is not dependent on a single supplier or a few suppliers. This growth has resulted from the Corporation's extended scope of operations, new product development and acquisitions. Currently, 52% of the Corporation's sales volume, primarily frozen sales, is transacted during the third and fourth quarters of the Corporation's fiscal year and 48% of the Corporation's sales volume, primarily canned sales, is transacted during the first and second quarters of the Corporation's fiscal year. See "Risk Factors - Industry Conditions and Price and Volume Fluctuations."

The Corporation is a vertically integrated processor of vegetable products in one industry segment. It is involved in the growing, processing, canning, freezing, freeze-drying, packaging, marketing and distribution of its products under its own trademarks, as well as other branded, customer and private labels. "See Risk Factors - General Risks of the Food Industry."

The Corporation enjoys its strongest retail sales in the mid-Atlantic states and Florida. Introduction of frozen ethnic blends, specialty vegetables, canned pasta and frozen soft pretzel products has enabled the Corporation to increase and expand its distribution throughout the eastern seaboard. Distribution in the remainder of the United States is limited to food service, military and industrial customers.

OPERATIONS

The Corporation has operations at five (5) plants in Pennsylvania, one (1) plant in Delaware and two (2) plants in Guatemala.

PRODUCTS

The Corporation markets its products under the brand names HANOVER, HANOVER FARMS, MYERS, PHILLIPS, GIBBS, SUPERFINE, MARYLAND CHIEF, MITCHELL'S, DUTCH FARMS, SUNWISE, O&C (jarred onions only), and SPRING GLEN FRESH FOODS.

The products sold by the Corporation under these brand names include canned vegetables, beans and pasta as well as frozen vegetables, frozen meat products, food entrees, refrigerated and fresh foods. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Year Ended June 1, 1997 Results of Operations Compared to Year Ended June 2, 1996."

DISTRIBUTION

The Corporation's products are marketed under its brand labels and customer private labels to the consumer for home use and also to the food service trade which includes restaurants, fast food chains, hospitals and schools as well as military and other governmental uses. The Company's ten largest customers account for approximately 45% of the Company's net sales and accounts receivable with no single customer accounting for more than 10% of net sales for the fiscal years ended June 1, 1997, March 31, 1996 and April 2, 1995. The Corporation's products are distributed directly to its customers and indirectly via independent distributors. Sales activities are conducted via Corporation employed sales personnel and independent sales brokerage firms. The Corporation also manufactures private label food products for other food companies.

COMPETITION

The Corporation markets its food products to the retail and food service sectors in the northeastern, mid-Atlantic, southeastern and midwestern areas of the United States. See "Risk Factors - Competition."

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

RESEARCH AND DEVELOPMENT

The Corporation engages in research and development of new products and improvement of existing products as well as the improvement and modernization of its operating plants and equipment. See Note 1 of the Notes to Consolidated Financial Statements.

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

The Corporation is also regulated by many other federal and state governmental agencies such as Occupational Safety and Health Administration (OSHA), Federal Trade Commission and U.S. Environmental Protection Agency. See "Risk Factors - Regulations" and "Legal Proceedings."

ENVIRONMENTAL CONSIDERATIONS

In the past and currently the Corporation is making investments to comply with all federal, state and local laws, rules and regulations. Such expenditures have not been material with respect to the Corporation's capital expenditures, earnings or competitive position, and are not expected to be in the future. See "Risk Factors - Environmental Risks" and "Legal Proceedings."

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

EMPLOYEES

The Corporation, its divisions and subsidiaries currently employ approximately 1,512 employees on a full-time and a seasonal basis. Approximately 1,332 employees are employed in the United States and 180 are employed in Guatemala.

A total of 714 production workers at the Hanover, PA, Centre Hall, PA and Clayton, DE plants are members of the United Food and Commercial Workers Union
- Locals 1776, 72 and 56, respectively. The Hanover and Centre Hall, PA plants each have their own three (3) year contract beginning January 1, 1997 and ending December 31, 1999. The Clayton, DE plant has its own three (3) year contract beginning January 1, 1996 and ending December 31, 1998. There are no union contracts at any other plants or locations of the Corporation. The Corporation has never had any strikes or labor disputes interfering with its operations. Management considers labor relations to be excellent.

FOREIGN OPERATIONS

The Corporation's wholly-owned subsidiary, Tri-Co. Foods Corp., has two (2) wholly-owned subsidiaries, Alimentos Congelados Monte Bello, S.A., San Jose Pinula, Guatemala and Sunwise Corporation, Lakeland, Florida.

Alimentos Congelados Monte Bello, S.A. procures, processes and ships vegetables produced in Guatemala. Alimentos Congelados Monte Bello, S.A. contracts with approximately 2,500 independent farmers in Guatemala for the growing and harvesting of broccoli, cauliflower, okra and Brussels sprouts. The raw vegetable product purchased by the Corporation is frozen at one of two Corporation plants located at San Jose Pinula, Guatemala and Teculutan, Guatemala.

Sunwise Corporation imports and distributes the Guatemalan product to Hanover Foods Corporation.

The business of the Corporation in Guatemala is subject to the laws of Guatemala which may place restrictions and controls on such matters as ownership, imports and exports, prices, product lines and transfer of funds, and is also subject to the fluctuating exchange rate between the Guatemalan quetzal and the U.S. dollar. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Impact of Events and Commitment of Future Operations" and "Risk Factors - Risks Associated With Foreign Operations."

Information with respect to the revenue, cost of sales and identifiable assets for the Corporation's foreign operations is set forth in Note 10 to the Consolidated Financial Statements entitled "Foreign Operations."

RISK FACTORS

Industry Conditions and Price and Volume Fluctuations

The Corporation's financial performance and growth are related to conditions in the food processing industry. The United States food processing industry is a mature industry. The Corporation's net sales are a function of product availability and market pricing. In the food processing industry, product availability and market prices tend to have an inverse relationship: market prices tend to decrease as more product is available, whereas if less product is available, market prices tend to increase. Product availability is a direct result of plantings, growing conditions, crop yields and inventories, all of which vary from year to year. In addition, price can be affected by the planting, inventory level and individual pricing decisions of the three or four largest processors in the industry. Generally, the market prices in the food processing industry tend to adjust more quickly to variations in product availability than an individual processor can adjust its cost structure; thus, in an over-supply situation, a processor's margins likely will weaken, as suppliers generally are not able to adjust their cost structure as rapidly as market prices adjust for the over-supply. The Corporation typically has experienced lower margins during times of industry over-supply. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Seasonality and Quarterly Fluctuations

The Corporation's operations are affected by the growing cycle of the vegetables it processes. The Corporation's business can be positively or negatively affected by weather conditions nationally and the resulting impact on crop yields. Favorable weather conditions can produce high crop yields and an oversupply situation in a given year. This oversupply typically will result in depressed selling prices and reduced profitability to the Corporation on the inventory produced from that year's crops. Excessive rain or drought conditions can produce low crop yields and a shortage situation. This shortage typically will result in higher selling prices and increased profitability to the Corporation. While the national supply situation controls the pricing, the supply can differ regionally because of variations in weather.

Because many of the raw materials processed by the Company are agricultural crops, production of products using these crops is predominantly seasonal. As a result, the Company needs access to working capital financing to meet its production requirements during these periods. See "Management's Discussion and Analysis of Financial Condition and Results of Operation."

Competition

All of the Corporation's products compete with those of other national, major and small regional food processing companies under highly competitive conditions. Many of the Corporation's major competitors in the market are larger and have greater financial and marketing resources than the Corporation. Continued industry consolidation also may increase the market strength of the Corporation's larger competitors.

Regulation

United States and foreign governmental laws, regulations and policies directly affect the agricultural industry and food processing industry. The Corporation is subject to regulation by the FDA, the USDA, the Federal Trade Commission, the Environmental Protection Agency and various state agencies with respect to production, packaging, labeling and distribution of its food products. The application or modification of existing, or the adoption of new, laws, regulations or policies could have an adverse effect on the Corporation's business and results of operations.

General Risks of the Food Industry

Food processors are subject to the risks of adverse changes in general economic conditions; evolving consumer preferences and nutritional and health-related concerns; changes in food distribution channels and increasing buying power of large supermarket chains and other retail outlets that tend to resist price increases; federal, state and local food processing controls; consumer product liability claims; and risks of product tampering.

Environmental Risks

The disposal of solid and liquid waste material resulting from the preparation and processing of foods are subject to various federal, state and local laws and regulations relating to the protection of the environment. Such laws and regulations have had an important effect on the food processing industry as a whole, requiring substantially all firms in the industry to incur material expenditures for modification of existing processing facilities and for construction of upgraded or new waste treatment facilities.

The Corporation cannot predict what environmental legislation or regulations will be enacted in the future, how existing or future laws or regulations will be administered or interpreted or what environmental conditions may be found to exist. Enactment of more stringent laws or regulations or more strict interpretation of existing laws and regulations may require additional expenditures by the Corporation, some of which could be material.

Risks Associated with Foreign Operations

Foreign operations generally involve greater risks than doing business in the United States. Foreign economies differ favorably or unfavorably from the United States' economy in such respects as the level of inflation and debt, which may result in fluctuations in the value of the country's currency and real property. Further, there may be less government regulation in various countries, and difficulty in enforcing legal rights outside the United States. Additionally, in some foreign countries, there is the possibility of expropriation or confiscatory taxation, limitations on the removal of property or other assets, political or social instability or diplomatic developments which could affect the operations and assets of U.S. companies doing business in that country. Some of these are more pronounced in third world countries such as Guatemala. At June 1, 1997, the Corporation had $10.0 million in assets invested in its foreign operations.

ITEM 2.  PROPERTIES

The following is a list of the Corporation's manufacturing, processing and warehousing properties. The Corporation owns each of the properties.

UNITED STATES

Hanover, PA                        -       Canned and jarred products
                                           processing, repackaging of frozen
                                           vegetables, frozen soft pretzels
                                           manufacture, dry and frozen storage.
                                           Corporate research, new product
                                           development and quality assurance
                                           laboratory (corporate headquarters).

Centre Hall, PA                    -       Frozen vegetable processing.  Dry
                                           and frozen storage.

Lancaster, PA                      -       Frozen mushrooms, peppers, onions
                                           and celery, freeze-dried food and
                                           ice manufacture.  Dry and frozen
                                           storage.

Plumsteadville, PA                 -       Frozen food entrees, meat pies and
                                           soups manufacture.  Dry and frozen
                                           storage.

Ephrata, PA                        -       Refrigerated, fresh foods and soups
                                           manufacture.  Dry, refrigerated and
                                           frozen storage.

Clayton, DE                        -       Frozen vegetables, meat products,
                                           frozen food entrees and meat pies
                                           manufacture.  Dry and frozen
                                           storage.

GUATEMALA

San Jose Pinula                    -       Frozen vegetable processing, dry and
                                           frozen storage, research and quality
                                           assurance laboratory.

Teculutan                          -       Frozen vegetable processing, dry and
                                           frozen storage.

ITEM 3.  LEGAL PROCEEDINGS

1995 Warehime Family Litigation

On February 1, 1995, Michael A. Warehime, J. William Warehime and Elizabeth W. Stick, three Class B shareholders of the Corporation, filed a complaint in the Court of Common Pleas of York County, Pennsylvania against the Corporation and John A. Warehime (Chairman of the Corporation), in his capacity as voting trustee of two voting trusts entitling him to vote approximately 52% of the Class B common stock. The Court has dismissed various claims and parties in the lawsuit and the only remaining parties are Michael A. Warehime as plaintiff and John A. Warehime as defendant. The only remaining claims are (i) a claim for breach of fiduciary duty based on exercise of powers beyond those granted by certain voting trust agreements; (ii) a claim for breach of fiduciary duty for use of the voting trusts in a manner harmful to their beneficiaries, (iii) and a court requesting removal of John A. Warehime as the voting trustee of the voting trusts.

Derivative Action

On September 13, 1996, certain Class A common stockholders filed a complaint in equity against six of the Corporation's directors and the estate of a former director in the Court of Common Pleas of York County, Pennsylvania. The suit also named the Corporation as a nominal defendant. The suit sought various forms of relief including, but not limited to, rescission of the board's April 28, 1995 approval of John A. Warehime's 1995 Employment Agreement and the board's February 10, 1995 adjustment of directors' fees. (Since the filing of this lawsuit, John A. Warehime's 1995 Employment Agreement was amended. See
Note 6 to Consolidated Financial Statements.) In addition, the plaintiffs sought costs and fees incident to bringing suit. On November 4, 1996, the complaint was amended to add additional plaintiffs. On June 24, 1997, the Court dismissed the amended complaint for failure to make a prior demand. On May 12, 1997, a written demand was received by the Corporation from the attorney for these Class A common stockholders containing similar allegations and these allegations are currently being investigated by a special committee of the Board of Directors.

1997 Warehime Family Litigation

On February 21, 1997, Michael A. Warehime, a Class B shareholder, and certain Class A shareholders filed motions for a preliminary injunction against the Corporation and John A. Warehime, in his capacity as voting trustee, in the Court of Common Pleas of York County, Pennsylvania against a proposal of the Board of Directors to amend and restate the Corporation's Articles of Incorporation in the manner hereafter described.

On February 13, 1997, the Board of Directors proposed an amendment and restatement of the Corporation's Articles of Incorporation (the "Amended and Restated Articles") which provides that if all of the following Class B shareholders (or their Estates upon the death of such stockholders) do not agree in writing to the composition of the Board of Directors or other important matters specified below on or after the 1998 annual shareholders meeting, the trustees of the Corporation's 401(k) Savings Plan (or a similar employee benefit plan), acting as fiduciaries for the employees who participate in the Plan, and the Class A shareholder may become entitled to vote in the manner described below: Michael A. Warehime, John A. Warehime, Sally W. Yelland, J. William Warehime and Elizabeth W. Stick.

The Amended and Restated Articles create a Series C Convertible Preferred Stock and authorize the Board of Directors to issue up to 10,000 shares of such stock to the trustees of the Corporation's 401(k) Savings Plan (or a similar employee benefit plan). At least a majority of the trustees of the Corporation's 401(k) Savings Plan (or similar employee benefit plan), who are appointed by the Board of Directors, must be "disinterested directors" of the Corporation. If the Class B shareholders named above cannot unanimously agree in writing on the composition of the Board of Directors or on other important matters specified below, the Amended and Restated Articles permit each of the 10,000 shares of Series C Convertible Preferred Stock the right to cast 35 votes in the election of directors, and each share of Class A Common Stock would have one-tenth (1/10) of a vote per share, thereby enabling them to influence the ultimate result of the election by the Cass B shares. The Amended and Restated Articles also permit the trustees and the Class A shareholders to similarly vote on proposals to remove directors, and in connection with any proposal (not previously approved by the Board of Directors) to further amend the Articles of Incorporation or By-laws or to effectuate a merger, consolidation, division, or sale of substantially all of the assets of the Corporation. The voting power of the Series C Convertible Preferred Stock would cease five (5) years after its issuance. Under the Amended and Restated Articles, each of the shares of Series C Convertible Preferred Stock is convertible into one share of Class A Common Stock and is not entitled to vote except in the event that members of the Warehime family previously named cannot agree in writing on the composition of the Board of Directors or on other important matters specified above.

The Amended and Restated Articles also classified the terms of the Board of Directors commencing with the election at the 1997 annual shareholders meeting and permit directors to be elected for four year terms as permitted by Pennsylvania law.

The motions for a preliminary injunction were dismissed by the Court on June 24, 1997. The Class B shareholders on June 25, 1997 approved the Amended and Restated Articles (John A. Warehime being the sole Class B shareholder voting affirmatively) and the Amended and Restated Articles became effective June 25, 1997. Appeals have been filed from the denial of the plaintiffs' motion for a preliminary injunction.

In August 1997, the Board of Directors proposed a further amendment (the "Amendment") to the Amended and Restated Articles to expand the definition of "disinterested directors" in the manner described below, and to approve certain performance based compensation for John A. Warehime solely for the purpose of making the Corporation eligible for a federal income tax deduction pursuant to
Section 162(m) of the Internal Revenue Code of 1986, as amended. A special meeting was scheduled for August 14, 1997 (the "Special Meeting") to vote on these proposals. On August 8, 1997, Michael A. Warehime filed a motion in the Court of Common Pleas of York County, Pennsylvania to prevent John A. Warehime, in his capacity as voting trustee from voting on these proposals. This motion was denied on August 11, 1997. The Amendment and the proposal under Section 162(m) were approved by Class B Shareholders (John A. Warehime was the sole Class B shareholder to vote affirmatively) on August 14, 1997 and the Amendment became effective on August 14, 1997.

Under the Amendment, the definition of "disinterested directors" means the person who, in the opinion of counsel for the Corporation, meet any of the following criteria: (i) disinterested directors as defined in Section 1715(e) of the Pennsylvania Business Corporation Law of 1988, as amended; (ii) persons who are not "interested" directors as defined in Section 1.23 of The American Law Institute "Principles of Corporate Governance: Analysis and Recommendations" (1994); or (iii) persons who qualify as members of the Audit Committee pursuant to Section 303.00 of the New York Stock Exchange's Listed Company Manual.

Other Litigation

On April 29, 1996 the Corporation settled out of court with federal and Delaware environmental authorities regarding investigations of alleged violations of environmental laws at its Clayton, Delaware facility. As a result of the settlement, the Company paid $60,000 in civil penalties and agreed to undertake certain tasks within eighteen months including upgrading its refrigeration system and providing refrigeration training to its personnel. The approximate cost for training and capital expenditure is $400,000. The Company has made substantially all of the required capital expenditures to upgrade the refrigeration system and has performed the required refrigeration training at its Delaware facility. The Corporation's actions taken as a result of this settlement are subject to the review of the environmental authorities.

On December 12, 1996, OSHA cited the Corporation with two violations of OSHA regulations arising out of accidents which occurred at its Clayton, Delaware plant. The proposed penalty for each violation is $70,000. On December 18, 1996, the Corporation filed its Notice of Contest, contesting both alleged violations and the proposed penalties.

On March 24, 1997, OSHA cited the Corporation with twenty-two violations of OSHA regulations arising out of plant inspections which occurred at its Clayton, Delaware plant. The proposed penalty for said violations is $498,000. On April 11, 1997, the Corporation filed its Notice of Contest, contesting all of the alleged violations and the proposed penalties.

The Corporation is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR THE CORPORATION'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

There is no established public trading market for any class of the Corporation's capital stock. No class of capital stock is listed or traded on any stock exchange or with NASDAQ. Since March 1989 there has been limited trading in the outstanding shares of Class A Nonvoting Common Stock through stockbrokers. From March 31, 1996 to August 10, 1997, the Class A Nonvoting Common Stock has traded at prices ranging from $31.00 to $42.00.

Due to the lack of an established public trading market, under certain circumstances the Corporation agreed to repurchase shares of Class A Nonvoting Common Stock purchased or owned by employees prior to April 20, 1988. This repurchase agreement by the Corporation is for an indefinite period of time.
As of June 1, 1997, there were 10,557 shares outstanding which would be eligible for repurchase. During the fiscal year ended June 1, 1997, the Corporation purchased 1,251 shares of Class A Common Stock at an aggregate cost of $85,068 or an average of approximately $68.00 per share. The repurchase price of the stock is the most recent independent appraised value. The appraisal was performed by Management Planning, Inc., Princeton, New Jersey, an independent appraisal firm. See Note 9 of the Notes to the Consolidated Financial Statements.

In addition, on July 27, 1995, the Corporation purchased 5,148 shares of the Company's Class B Voting Common Stock from Cyril T. Noel, individually, and Cyril T. Noel and Frances L. Noel, jointly, at $71.40 per share, as per the appraisal of Management Planning, Inc., Princeton, New Jersey.

On April 1, 1996, the Corporation entered into a stock purchase agreement with John R. Miller, Jr. to purchase 1,210 shares of the Corporation's Voting Class B Common Stock and 5,990 shares of the Corporation's Nonvoting Class A Common Stock over a four year period. On April 22, 1997, John R. Miller, Jr. entered into a Voting Agreement with the Corporation's Board of Directors whereby Mr. Miller agrees to vote all shares of the Corporation's stock held by him as directed by the Board of Directors, provided that a majority of Directors Rohrbach, Schaier and Noel vote in favor of the direction. The term of the Voting Agreement is for a period of four years commencing April 1, 1997 and ending on March 31, 2001.

The Corporation currently has no outstanding warrants to purchase shares of any class of its capital stock.

The only securities convertible into common equity of the Corporation are 15,044 outstanding shares of Cumulative Convertible Preferred Stock (Series A and B). Subsequent to the end of fiscal 1997, the Company amended its Articles of Incorporation to authorize Series C Convertible Preferred Stock, which is convertible to Class A Nonvoting Common Stock at the option of the holder. As of the date hereof, no shares of Series C Convertible Preferred Stock have been issued. At any time, the holders of this class of stock have the option to convert their shares to shares of Class A Nonvoting Common Stock based on the book value of the Class A Nonvoting Common Stock at the time of conversion.

As of August 10, 1997, there were 427 holders of record of Class A Nonvoting Common Stock and 41 holders of record of Class B Voting Common Stock.

During the two most recent fiscal years ending June 1, 1997 and March 31, 1996, the Corporation paid cash dividends of $1.10 and $1.10 per share respectively to the Class A and Class B Common stockholders. Dividends of the Corporation are declared at the sole discretion of the Board of Directors and will depend upon, among other things, the Corporation's earnings, capital requirements, financial condition and compliance with Pennsylvania law.

The December 1, 1991 $25,000,000 long-term financing agreement between the Corporation and Allstate Life Insurance Corporation contains certain restrictions on the Corporation's payment of dividends and purchase of its stock.

ITEM 6.  SELECTED FINANCIAL DATA

HANOVER FOODS CORPORATION AND SUBSIDIARIES

The consolidated financial information set forth below should be read in conjunction with the more detailed consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

Summary of Operations

-----------------------------------------------------------------------------------------------------------------------
                                                                   Fiscal years ended
  Dollars in thousands                --------------------------------------------------------------------------------
  (except per share data)                             Proforma
                                          June 1,      June 2,    March 31,      April 2,     April 3,    March 28,
                                             1997         1996         1996          1995         1994         1993
-----------------------------------------------------------------------------------------------------------------------
  Net sales                              $259,439     $260,694     $262,920      $257,530     $235,189     $216,701
-----------------------------------------------------------------------------------------------------------------------
  Cost of goods sold                      195,086      213,234      213,515       199,372      179,892      166,728

  Selling expenses                         37,453       33,443       35,067        42,089       32,154       27,236

  Administrative expenses                  12,158        9,250        9,706         9,699        9,525        9,890
-----------------------------------------------------------------------------------------------------------------------
  Operating profit                         14,742        4,767        4,632         6,370       13,618       12,847

  Interest expense                          3,666        4,651        4,639         3,744        3,733        3,637

  Other (income) expense - net                 89        (516)        (640)          (60)        (343)         (58)
-----------------------------------------------------------------------------------------------------------------------
  Earnings before income taxes             10,987          632          633         2,686       10,228        9,268

  Income taxes                              4,281          219          213           798        4,067        3,672
-----------------------------------------------------------------------------------------------------------------------
  Net earnings                              6,706          413          420         1,888        6,161        5,596
-----------------------------------------------------------------------------------------------------------------------
  Net earnings applicable to common         6,675          374          389         1,855        6,127        5,562
  stock
-----------------------------------------------------------------------------------------------------------------------


Note:   Effective June 1, 1996, the Corporation's fiscal year ends at the close of operations on the Sunday nearest to May 31. The Corporation's past fiscal years ended at the close of operations on the Sunday nearest to March 31.

ITEM 6.  SELECTED FINANCIAL DATA

HANOVER FOODS CORPORATION AND SUBSIDIARIES

Common Stock Data and Balance Sheet and Financial Data


--------------------------------------------------------------------------------------------------------------------
                                                                       Fiscal years ended
 Dollars in thousands                         ----------------------------------------------------------------------
 (except per share data)                             June 1,     March 31,     April 2,     April 3,     March 28,
                                                       1997          1996         1995         1994          1993
--------------------------------------------------------------------------------------------------------------------
 COMMON STOCK DATA

 Net earnings                                         $9.26         $0.53        $2.53        $8.29         $7.48

 Common dividends                                     $1.10         $1.10       $1.075        $1.00         $1.00

 Book value                                          $65.00        $58.27       $59.32       $57.89        $50.59

 Average shares outstanding                         720,811       729,608      734,252      739,026       743,732
--------------------------------------------------------------------------------------------------------------------
 BALANCE SHEET AND
 FINANCIAL DATA

 Working capital                                    $17,122       $15,044      $19,569      $22,279       $21,796

 Current ratio                                         1.32          1.25         1.32         1.44          1.52

 Total assets                                      $124,031      $128,368     $132,144     $124,646      $117,834

 Long-term debt                                     $16,219       $18,453      $20,658      $24,436       $31,056

 Capital lease obligations - long-term                    -             -         $233         $578        $1,109

 Stockholders' equity                               $47,157       $42,509      $43,920      $42,990       $37,920
--------------------------------------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

When used in this Annual Report on Form 10-K, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "projected," or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including but not limited to quarterly fluctuations in operating results, competition, state and federal regulation, environmental considerations and foreign operations. Such factors, which are discussed in the Annual Report on Form 10-K, could affect the Corporation's financial performance and could cause the Corporation's actual results for future periods to differ materially from any opinion or statements expressed herein with respect to future periods. As a result, the Corporation wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

OVERVIEW OF FISCAL 1997 RESULTS

The results of operations for fiscal 1997 were impacted by lower operating expenses, increased selling prices and improved inventory management. See "Risk Factors."

The Corporation and its subsidiaries, in the normal course of business, purchase and sell goods and services to related parties. The Corporation believes that the cost of such purchase and sales are competitive with alternate sources of supply and markets. See Note 5 to the Consolidated Financial Statements.

Effective June 1, 1996, the Corporation's fiscal year ends at the close of operations on the Sunday nearest to May 31. The Corporation's past fiscal years ended at the close of operations on the Sunday nearest to March 31. Accordingly, the following discussion compares the results of operations for the fiscal year ended June 1, 1997 to the proforma year ended June 2, 1996, the nine weeks ended June 2, 1996 to the nine weeks ended June 4, 1995 and the fiscal year ended March 31, 1996 to the fiscal year ended April 2, 1995.

YEAR ENDED JUNE 1, 1997 RESULTS OF OPERATIONS COMPARED TO YEAR ENDED JUNE 2,
1996

Net Sales

Consolidated net sales were $259.4 million for fiscal 1997 compared to $260.7 million for the proforma year ended June 2, 1996, a decrease of $1.3 million or 0.5%. The 0.5% decrease in consolidated net sales was comprised of the following volume and sales price components:

                                             Year Ended June 1, 1997
                                               Increase (Decrease)
                                               -------------------

                                     Volume       Sales Price          Combined
                                     ------       -----------          --------
       Frozen Sales                  (5.9)%              4.2%            (1.7)%

       Canned Sales                  (2.1)%              2.7%              0.6%

       Prepared Foods                  0.8%            (0.2)%              0.6%
                                    -------            ------           -------

                                     (7.2)%              6.7%            (0.5)%

The decreased volume in frozen sales was principally due to lower sales levels in food service products due to management's decision to improve profit margins by increasing unit sales prices. The decrease in volume was partially offset by an increase in unit sales prices.

Canned sales also showed a slight decrease in fiscal 1997 due to decreased volume in bid business. The decrease in volume was offset by the increase in unit sales price, which increase in sales price was planned by management to improve profit margins.

Prepared foods showed a slight increase.

Cost of Goods Sold

Consolidated cost of goods sold represented 75.2% of consolidated net sales for fiscal 1997 compared to 81.8% for fiscal 1996. The consolidated cost of sales decreased $18.1 million from fiscal 1996 to fiscal 1997 of which 68% was due to decreased volume and 32% was due to lower operating costs and lower outside storage costs.

Selling Expenses

Consolidated selling expenses represented 14.4% of consolidated net sales for fiscal 1997 and 12.8% for fiscal 1996. Promotion expense for fiscal 1997 was $26.8 million as compared to $20.9 million for fiscal 1996. The Corporation spent additional promotion dollars to gain additional market share in both the mid-Atlantic and southern region for its branded business.

In addition to promotion expense, the Corporation spent approximately $2.2 million on advertising, including $1.7 million relating to redeemed coupons, for fiscal 1997, compared to $3.6 million in advertising, including $2.4 million for redeemed coupons, for fiscal 1996.

Management intends to continue to direct promotional dollars to gain additional market share and increased distribution of its brand. Management is constantly reviewing the effectiveness of its retail promotional program in an effort to increase profitable sales.

Administrative Expenses

Consolidated administrative expenses were $12.2 million in fiscal 1997, or 4.7% of consolidated net sales versus $9.3 million, or 3.5% of consolidated net sales in 1996. The increase in consolidated administrative expenses as a percent of net sales was the result of bonuses and outside legal and financial services. Included in administrative expenses for fiscal 1997 were $1.2 million in legal fees paid in connection with the litigation described under "Legal Proceedings" in Note 9 to the Consolidated Financial Statements.

Interest Expense

Consolidated interest expense for fiscal 1997 was $985,000 lower than fiscal 1996. Average seasonal borrowing was lower for an extended period of time to fund lower inventory levels during the pack season and to carry reduced canned and frozen inventory levels. The maximum amount of seasonal borrowing was approximately $35.0 million as compared to the maximum of $45.9 million in fiscal 1996. In addition, approximately $1.8 million in senior unsecured term debt that carried higher interest rates was repaid in fiscal 1997 which contributed to the reduction of the Corporation's interest expense for fiscal 1997.

Other Expense

Consolidated other expenses increased $605,000 for fiscal 1997 as compared to fiscal 1996. Additional value added tax and foreign exchange and translation adjustment losses during fiscal 1997 accounted for 41% of this additional expense. Interest income was reduced during fiscal 1997 which accounted for 25% of the additional charges.

Income Taxes

The provision for corporate federal and state income taxes for fiscal 1997 was $4.3 million or 39% of pretax earnings as compared to a provision of $219,000 or 35% of pretax earnings for fiscal 1996. The higher effective rate was due primarily to proportionately higher domestic pretax income versus non-taxable foreign earnings in fiscal 1997 compared to 1996.

Net Earnings

Consolidated net earnings for fiscal 1997 were $6.7 million, or 2.6% of consolidated net sales. This compared to $413,000, or 0.2% of consolidated net sales for fiscal 1996. Lower operating expenses, interest expenses and increased unit sales prices were the contributing factors to the increased net earnings.

Earnings Per Share

Earnings per share are computed on the weighted average number of shares outstanding after providing for preferred stock dividends. During fiscal 1997, 2,343 shares of common stock were repurchased by the Corporation compared to 11,465 shares in fiscal 1996. The repurchase of these shares reduced the weighted average number of shares outstanding which is used in the calculation of earnings per share.

NINE WEEKS ENDED JUNE 2, 1996 RESULTS OF OPERATIONS COMPARED TO NINE WEEKS ENDED JUNE 4, 1995

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

Cost of Goods Sold

Cost of goods sold were $28.8 million, or 83.3% of consolidated net sales in the nine week period ended June 2, 1996 and $29.1 million, or 79.1%, of consolidated net sales for the corresponding period in 1995. The increase in cost of goods sold as a percentage of net sales resulted primarily from a decrease in the average selling prices per case of product in the nine week period ended June 2, 1996 compared to the same period in 1995 due to continued intense competition in retail sales.

Selling Expenses

Selling expenses were $5.5 million or 15.8% of consolidated net sales for the nine week period ended June 2, 1996 as compared to $7.1 million, or 19.3% of consolidated net sales during the corresponding period in 1995. The decrease in selling expenses as a percentage of net sales reflects the lower expenses related to promotional programs, advertising and customer allowances in the nine week period ended June 2, 1996 compared to 1995.

Administrative Expenses

Administrative expenses as a percentage of consolidated net sales were 4.1% for the nine week period ended June 2, 1996 compared to 5.1% for the corresponding period of 1995. This decrease was attributed to reductions in personnel related costs.

Interest Expense

Interest expense was $596,000 for the nine week period ended June 2, 1996 as compared to $584,000 for the same period in 1995. The increase in interest was primarily due to higher average borrowings during the 1996 period as compared to the prior period.

YEAR ENDED MARCH 31, 1996 RESULTS OF OPERATIONS COMPARED TO YEAR ENDED APRIL 2, 1995

Net Sales

Consolidated net sales were $262.9 million for fiscal 1996 compared to $257.5 million for fiscal 1995, an increase of $5.4 million or 2.1%. The 2.1% increase in consolidated net sales was comprised of the following volume and sales price components:

                                            Year Ended March 31, 1996
                                               Increase (Decrease)
                                               -------------------

                                     Volume       Sales Price          Combined
                                     ------       -----------          --------
       Frozen Sales                    2.4%            (1.7)%              0.7%

       Canned Sales                    3.1%            (2.4)%              0.7%

       Prepared Foods                  0.5%              0.2%              0.7%
                                     ------           -------            ------

                                       6.0%            (3.9)%              2.1%

The increased volume in frozen sales was principally due to higher sales levels in direct retail and food service products. The reduction in unit sales prices was caused by intense competition to lower unit prices.

Canned sales also showed a slight increase for fiscal 1996. Increased volume in food service and private label canned sales more than offset decreased volume in retail sales. The reduction in unit sales price was caused by intense competition to lower prices in the private label and food service sector.

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

In addition to promotion expense, the Corporation spent approximately $3.6 million on advertising, including $2.4 million relating to redeemed coupons, for fiscal 1996, compared to $3.1 million in advertising, including $2.0 million to redeemed coupons, for fiscal 1995.

Administrative Expenses

Consolidated administrative expenses were $9.7 million in fiscal 1996, or 3.7% of consolidated net sales versus $9.7 million, or 3.8% of consolidated net sales in 1995. The slight decrease in consolidated administrative expenses as a percent of net sales was the net result of reductions in personnel costs offset by increases in other expenses. Included in administrative expenses for fiscal 1996 are $300,000 in legal fees paid in connection with the litigation described in Item 3 above and Notes 5 and 9 to the Consolidated Financial Statements.

Interest Expense

Consolidated interest expense increased for fiscal 1996 $895,000 as compared to fiscal 1995. Average seasonal borrowing was higher for an extended period of time to fund inventory levels during the fresh pack season and to carry the increased frozen inventory. The maximum amount of seasonal borrowing was approximately $45.9 million as compared to the maximum of $31.2 million in 1995.

The additional expense due to increased average borrowing was partially offset by reduced cost of funds for short-term borrowings. Approximately $1.8 million in senior unsecured term debt that carried higher interest rates was repaid in 1996.

Income Taxes

The provision for corporate federal and state income taxes for fiscal 1996 was $213,000, or 34% of pretax earnings, as compared to a provision of $798,000, or 30% of pretax earnings for fiscal 1995. The higher effective rate was due primarily to proportionately lower non-taxable foreign source earnings in fiscal 1996 offset by a reduction of deferred tax liabilities due to a change in state income tax rates.

Net Earnings

Consolidated net earnings for fiscal 1996 were $420,000 or 0.2% of consolidated net sales as compared to $1.9 million or 0.7% of consolidated net sales for fiscal 1995. The reduced unit sales prices and higher interest expense described above were the contributing factors to the reduced net earnings.

Earnings Per Share

Earnings per share are computed on the weighted average number of shares outstanding after providing for preferred stock dividends. During fiscal 1996, 10,937 shares of common stock were repurchased by the Corporation compared to 2,152 shares in fiscal 1995. The repurchase of these shares reduces the weighted average number of shares outstanding which is used in the calculation of earnings per share.

LIQUIDITY AND FINANCIAL RESOURCES

The discussion and analysis of the Corporation's liquidity and financial resources should be read in conjunction with the Consolidated Statements of Cash Flows.

Net cash provided by operations for the fiscal year ended June 1, 1997 was $12.3 million, compared to $4.8 million for the proforma year ended June 2, 1996. Sources of funds totaled $19.1 million consisting of net earnings of $6.7 million, decreased inventory of $5.6 million, decreased prepaid items of $0.3 million, decreased deferred income taxes of $0.2 million, an increase in tax and other liabilities of $0.7 million and depreciation and amortization of $5.6 million. The funds generated from these sources were applied towards the increase in accounts receivable of $6.6 million and the reduction in accounts payable and accrued expenses of $0.2 million.

Net cash provided by operations for the fiscal year ended March 31, 1996 was $1.4 million, compared to $10,000 for the fiscal year ended April 2, 1995. Sources of funds totaled $11.6 million consisting of net earnings of $0.4 million, decreased accounts receivable of $0.4 million, decreased inventory of $2.8 million, decreased prepaid items of $1.9 million, an increase in other liabilities of $0.4 million and depreciation and amortization of $5.6 million. The funds generated from these sources were applied towards the reduction in accounts payable and accrued expenses of $9.7 million.

Net cash used by investing activities for the fiscal year ended June 1, 1997 was $6.5 million as compared to $4.8 million for the fiscal year ended June 2, 1996. The principal use of funds was the upgrade and acquisition of property, plant and equipment. During the period ended June 1, 1997, $6.6 million was spent on development and modernization of equipment as compared to $4.7 million in the fiscal year ended June 2, 1996. These projects were funded by internally generated funds. The Corporation also uses operating leases to meet other equipment needs. The lease expense for the fiscal year ended June 1, 1997 was $3.6 million, down $0.4 million from the fiscal year ended June 2, 1996.

Net cash used by investing activities for the fiscal year ended March 31, 1996 was $6.1 million as compared to $5.6 million for the fiscal year ended April 2, 1995. The principal use of funds was the upgrade and acquisition of property, plant and equipment. During fiscal 1996, $5.5 million was spent on development and modernization of equipment as compared to $6.2 million in fiscal 1995. These projects were funded by internally generated funds and external borrowing. The Corporation also uses operating leases to meet other equipment needs. The lease expense for fiscal 1996 was $4.0 million, up $0.4 million from fiscal 1995. During the first quarter for fiscal 1996, the Corporation purchased a facility located in Teculutan, Guatemala for $250,000 from ARWCO Corporation, a related party, and purchased a tract of land near the Corporation's Centre Hall, Pennsylvania plant for $250,00 from Centre Foods Enterprises, Inc., a related party. See "Transactions With Management and Others" and Note 5 of the Notes to the Consolidated Financial Statements.

Net cash used for financing activities was $3.6 million for the fiscal year ended June 1, 1997, compared to cash provided by financing activities of $154,000 for the fiscal year ended June 2, 1996. Seasonal borrowing amounting to $220.7 million was used throughout the fiscal year to fund operational needs. Seasonal borrowing, plus the cash overdraft, did not increase during the fiscal year, while term debt and other obligations had been reduced by $2.7 million. Management continues to monitor and evaluate the most cost effective means to finance its operations. The weighted average cost of seasonal borrowings was 6.1% for the fiscal year ended June 1, 1997 compared to 6.2% for the fiscal year ended June 2, 1996.

Net cash provided by financing activities was $5.0 million for the fiscal year ended March 31, 1996 compared to $4.0 million for the fiscal year ended April 2, 1995. Seasonal borrowing was used throughout the period to fund operational needs. Seasonal borrowing, plus the cash overdraft, was $9.5 million higher at year end, while term debt and other obligations had been reduced by $3.3 million. The weighted average cost of seasonal borrowing was 6.2% for the fiscal year ended March 31, 1996 compared to 7.5% for the fiscal year ended April 2, 1995. See Notes 2 and 3 of the Notes to Consolidated Financial Statements.

At June 1, 1997 the Corporation has commitments from financial institutions to provide seasonal lines of credit in the amount of $80 million. Additional borrowing is permitted within prescribed parameters in existing debt agreements which contain certain performance covenants. At June 1, 1997 the Corporation was in compliance with all the provisions of its debt agreements.

The Corporation paid dividends of $824,000 during fiscal 1997 compared to $831,000 in fiscal 1996. In addition, the Corporation repurchased 2,343 shares of Common Stock at a cost of $132,000 during the year ended June 1, 1997.

IMPACT OF EVENTS AND COMMITMENTS OF FUTURE OPERATIONS

Competition in the Marketplace

The Corporation faced stiff competition from national and regional branded companies during the entire fiscal 1997 in all of its market areas, and management anticipates this competitive environment to continue throughout fiscal year 1998. See "Risk Factors - Competition."

New Accounting Standards

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" which establishes standards for computing and presenting earnings per share and will be effective for periods ending after December 15, 1997. Also in February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure" and establishes standards for disclosing information about a company's capital structure, including pertinent rights and privileges of various securities outstanding and will be effective for periods ending after December 15, 1997.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." These statements establish standards for reporting and display of comprehensive income and its components and for reporting information about business segments and products in financial statements and are effective for years beginning after December 15, 1997.

Adoption of the above standards is not expected to have a material effect on the Corporation's financial statements.

Impact of Inflation and Changing Prices

The changes in cost and prices within the Company's business due to inflation were not significantly different from inflation in the United States economy as a whole. Levels of capital investment, pricing and inventory investment were not materially affected by the moderate inflation.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements                                             Pages
                                                                          -----

     Financial Statements

     Reports of Independent Certified Public Accountants                    26

     Consolidated Balance Sheets as of June 1, 1997, June 2, 1996
     and March 31, 1996                                                     28

     Consolidated Statements of Earnings for Year Ended June 1, 1997,
     Nine Weeks Ended June 2, 1996, Years Ended March 31, 1996 and
     April 2, 1995 and Proforma Year Ended June 2, 1996 (unaudited)         29

     Consolidated Statements of Stockholders' Equity for Year Ended
     June 1, 1997, Nine Weeks Ended June 2, 1996 and the Years Ended
     March 31, 1996 and April 2, 1995                                       30

     Consolidated Statements of Cash Flows for Year Ended June 1, 1997,
     Nine Weeks Ended June 2, 1996, Years Ended March 31, 1996 and
     April 2, 1995 and Proforma Year Ended June 2, 1996 (unaudited)         32

     Notes to Consolidated Financial Statements                             34

     Quarterly Financial Data (Unaudited)                                   57

INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
Hanover Foods Corporation:


We have audited the accompanying consolidated balance sheets of Hanover Foods Corporation and subsidiaries as of June 1, 1997, June 2, 1996, and March 31, 1996 and the related consolidated statements of earnings, stockholders' equity, and cash flows for the year ended June 1, 1997, the nine-week period ended June 2, 1996, and the year ended March 31, 1996. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hanover Foods Corporation and subsidiaries as of June 1, 1997, June 2, 1996, and March 31, 1996 and the results of their operations and their cash flows for the year ended June 1, 1997, the nine-week period ended June 2, 1996, and the year ended March 31, 1996, in conformity with generally accepted accounting principles.


/s/ KPMG Peat Marwick LLP
-------------------------------


Harrisburg, Pennsylvania
July 24, 1997

        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Stockholders
Hanover Foods Corporation


We have audited the consolidated statements of earnings, stockholders' equity and cash flows of Hanover Foods Corporation and subsidiaries for the year ended April 2, 1995. These financial statements are the responsibiity of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the statements referred to above present fairly, in all material respects, the consolidated results of operations of Hanover Foods Corporation and subsidiaries and their consolidated cash flows for the year ended April 2, 1995, in conformity with generally accepted accounting principles.


Harry Ness & Company

York, Pennsylvania
May 26, 1995

HANOVER FOODS CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

June 1, 1997, June 2, 1996, and March 31, 1996


-------------------------------------------------------------------------------------------------------

                                                                 June 1,        June 2,      March 31,
ASSETS                                                              1997           1996           1996
-------------------------------------------------------------------------------------------------------
Current assets:
     Cash and cash equivalents                            $    3,312,000      1,112,000        914,000
     Accounts and notes receivable - net                      22,954,000     17,249,000     25,216,000
     Accounts receivable from related parties - net              890,000         61,000         18,000
     Inventories:
        Finished goods                                        27,446,000     31,506,000     33,930,000
        Raw materials and supplies                            13,978,000     15,561,000     13,227,000
     Prepaid corporate income taxes                                    -        581,000        541,000
     Prepaid expenses                                          2,064,000      1,796,000      1,294,000
     Deferred income taxes                                       733,000        885,000        885,000
-------------------------------------------------------------------------------------------------------

Total current assets                                          71,377,000     68,751,000     76,025,000
-------------------------------------------------------------------------------------------------------

Property, plant, and equipment - at cost:
     Land and buildings                                       33,398,000     32,115,000     31,847,000
     Machinery and equipment                                  82,037,000     77,399,000     77,210,000
     Leasehold improvements                                      349,000        349,000        349,000
-------------------------------------------------------------------------------------------------------

                                                             115,784,000    109,863,000    109,406,000
     Less accumulated depreciation and amortization           66,822,000     61,273,000     60,262,000
-------------------------------------------------------------------------------------------------------

                                                              48,962,000     48,590,000     49,144,000

     Construction in progress                                    760,000        176,000         61,000
-------------------------------------------------------------------------------------------------------

                                                              49,722,000     48,766,000     49,205,000
-------------------------------------------------------------------------------------------------------

Other assets:
     Intangible assets - less accumulated amortization
        of $2,019,000, $2,004,000, and $2,002,000                441,000        456,000        458,000
     Other assets                                              2,491,000      2,407,000      2,680,000







-------------------------------------------------------------------------------------------------------

Total assets                                              $  124,031,000    120,380,000    128,368,000
=======================================================================================================

See accompanying notes to consolidated financial statements.

                                     HANOVER FOODS CORPORATION AND SUBSIDIARIES

                                                    Consolidated Balance Sheets



---------------------------------------------------------------------------------------------------------------------

                                                                               June 1,        June 2,      March 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                              1997           1996           1996
---------------------------------------------------------------------------------------------------------------------

Current liabilities:
     Accounts payable                                                      $21,038,000     23,916,000     24,792,000
     Notes payable - banks                                                  24,114,000     24,097,000     29,421,000
     Accrued expenses                                                        6,511,000      4,052,000      3,966,000
     Current maturities of long-term debt                                    2,234,000      2,499,000      2,499,000
     Current maturities of capital lease obligations                                 -        152,000        210,000
     Income taxes payable                                                      358,000        110,000         93,000
---------------------------------------------------------------------------------------------------------------------

Total current liabilities                                                   54,255,000     54,826,000     60,981,000

Long-term debt, less current maturities                                     16,219,000     18,453,000     18,453,000
Deferred income taxes                                                        5,174,000      5,170,000      5,689,000
Other liabilities                                                            1,226,000        805,000        736,000
---------------------------------------------------------------------------------------------------------------------

Total liabilities                                                           76,874,000     79,254,000     85,859,000
---------------------------------------------------------------------------------------------------------------------

Stockholders' equity:
     8-1/4% cumulative convertible preferred - $25 par value,
        issuable in series; 120,000 shares authorized; 31,536
        at June 1, 1997, June 2, 1996, and March 31, 1996
        shares issued; 15,044 at June 1, 1997, June 2, 1996,
        and March 31, 1996 shares outstanding                                  788,000        788,000        788,000
     Common stock, Class A - non-voting - $25 par value;
        800,000 shares authorized; 349,210 at June 1, 1997,
        June 2, 1996, and March 31, 1996 shares issued;
        292,600 at June 1, 1997, 294,824 at June 2, 1996,
        and 295,649 at March 31, 1996 shares outstanding                     8,729,000      8,729,000      8,729,000
     Common stock, Class B - voting - $25 par value;
        880,000 shares authorized; 493,123 at June 1, 1997,
        June 2, 1996, and March 31, 1996 shares issued;
        427,131 at June 1, 1997, 427,350 at June 2, 1996,
        and 427,459 at March 31, 1996 shares outstanding                    12,328,000     12,328,000     12,328,000
     Capital paid in excess of par value                                     1,623,000      1,623,000      1,623,000
     Retained earnings                                                      31,570,000     25,688,000     27,026,000
     Treasury stock, at cost                                                (7,887,000)    (7,755,000)    (7,708,000)
     Other                                                                       6,000       (275,000)      (277,000)
---------------------------------------------------------------------------------------------------------------------

                                                                            47,157,000     41,126,000     42,509,000
---------------------------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                                $124,031,000    120,380,000    128,368,000
---------------------------------------------------------------------------------------------------------------------

HANOVER FOODS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Earnings

Fiscal years ended June 1, 1997, March 31, 1996, and April 2, 1995 and the nine weeks ended June 2, 1996



----------------------------------------------------------------------------------------------------------------------

                                                                                                            (Unaudited)
                                                              Nine weeks                                       Proforma
                                              Year ended           ended     Year ended      Year ended      year ended
                                                 June 1,         June 2,      March 31,        April 2,         June 2,
                                                    1997            1996           1996            1995            1996
------------------------------------------------------------------------------------------------------------------------

Net sales                                 $  259,439,000      34,569,000    262,920,000     257,530,000     260,694,000
Cost of goods sold                           195,086,000      28,805,000    213,515,000     199,372,000     213,234,000
------------------------------------------------------------------------------------------------------------------------

Gross profit                                  64,353,000       5,764,000     49,405,000      58,158,000      47,460,000

Selling expenses                              37,453,000       5,465,000     35,067,000      42,089,000      33,443,000
Administrative expenses                       12,158,000       1,433,000      9,706,000       9,699,000       9,250,000
------------------------------------------------------------------------------------------------------------------------

Operating profit (loss)                       14,742,000      (1,134,000)     4,632,000       6,370,000       4,767,000

Interest expense                               3,666,000         596,000      4,639,000       3,744,000       4,651,000
Other (income) expenses - net                     89,000         (66,000)      (640,000)        (60,000)       (516,000)
------------------------------------------------------------------------------------------------------------------------

Earnings (loss) before income taxes           10,987,000      (1,664,000)       633,000       2,686,000         632,000
Income taxes                                   4,281,000        (533,000)       213,000         798,000         219,000
------------------------------------------------------------------------------------------------------------------------

Net earnings (loss)                            6,706,000      (1,131,000)       420,000       1,888,000         413,000
Dividends on preferred stock                      31,000           8,000         31,000          33,000          39,000
------------------------------------------------------------------------------------------------------------------------

Net earnings (loss) applicable to
     common stock                         $    6,675,000      (1,139,000)       389,000       1,855,000         374,000
------------------------------------------------------------------------------------------------------------------------

Earnings (loss) per common share          $         9.26           (1.58)          0.53           $2.53            0.51
------------------------------------------------------------------------------------------------------------------------

Average common shares
     outstanding                                 720,811         722,667        729,608         734,252         728,677
------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

HANOVER FOODS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

Fiscal years ended June 1, 1997, March 31, 1996, and April 2, 1995 and the nine weeks ended June 2, 1996




----------------------------------------------------------------------------------------------------------------------
                                                                    Cumulative
                                                            convertible preferred stock           Common stock
                                              Total           Series A and Series B                  Class A
                                      shareholders'      --------------------------------  ---------------------------
                                             equity           Shares            Amount        Shares           Amount
----------------------------------------------------------------------------------------------------------------------
Balance, April 3, 1994                  $42,990,000           32,936          $823,000       348,561       $8,714,000

Net earnings                              1,888,000                -                 -             -                -
Cash dividends per share:
     Preferred - $2.0625 annually           (33,000)               -                 -             -                -
     Common - $1.075 annually              (789,000)               -                 -             -                -
Common stock issuance                         3,000                -                 -            46                -
Redemption of common stock                 (142,000)               -                 -             -                -
Unrealized gain on investments                3,000                -                 -             -                -
Conversion of preferred for
     Class A common                               -           (1,120)          (28,000)          483           12,000
----------------------------------------------------------------------------------------------------------------------

Balance, April 2, 1995                   43,920,000           31,816           795,000       349,090        8,726,000

Net earnings                                420,000                -                 -             -                -
Cash dividends per share:
     Preferred - $2.0625 annually           (31,000)               -                 -             -                -
     Common - $1.10 annually               (800,000)               -                 -             -                -
Redemption of common stock -
     Class A 5,789 shares,
     Class B 5,148 shares                  (760,000)               -                 -             -                -
Conversion of preferred for
     Class A common                               -             (280)           (7,000)          120            3,000
Minimum pension liability
      adjustment (net of taxes
     of $235,000)                          (351,000)               -                 -             -                -
Unrealized gain on investments              111,000                -                 -             -                -
----------------------------------------------------------------------------------------------------------------------

Balance, March 31, 1996                  42,509,000           31,536           788,000       349,210        8,729,000




---------------------------------------------------------------------------------------------------------------------------------
                                       Common stock
                                          Class B             Capital paid                       Treasury stock
                                 --------------------------   in excess of       Retained    ------------------------
                                   Shares           Amount       par value       earnings     Shares          Amount      Other
---------------------------------------------------------------------------------------------------------------------------------

Balance, April 3, 1994            493,123      $12,328,000      $1,603,000    $26,371,000    122,632     ($6,809,000)  ($40,000)

Net earnings                            -                -               -      1,888,000          -               -          -
Cash dividends per share:
     Preferred - $2.0625 annually       -                -               -        (33,000)         -               -          -
     Common - $1.075 annually           -                -               -       (789,000)         -               -          -
Common stock issuance                   -                -               -              -        (46)          3,000          -
Redemption of common stock              -                -               -              -      2,152        (142,000)         -
Unrealized gain on investments          -                -               -              -          -               -      3,000
Conversion of preferred for
     Class A common                     -                -          16,000              -          -               -          -
---------------------------------------------------------------------------------------------------------------------------------

Balance, April 2, 1995            493,123       12,328,000       1,619,000     27,437,000    124,738      (6,948,000)   (37,000)

Net earnings                            -                -               -        420,000          -               -          -
Cash dividends per share:
     Preferred - $2.0625 annually       -                -               -        (31,000)         -               -          -
     Common - $1.10 annually            -                -               -       (800,000)         -               -          -
Redemption of common stock -
     Class A 5,789 shares,
     Class B 5,148 shares               -                -               -              -     10,937        (760,000)         -
Conversion of preferred for
     Class A common                     -                -           4,000              -          -               -          -
Minimum pension liability
      adjustment (net of taxes
     of $235,000)                       -                -               -              -          -               -   (351,000)
Unrealized gain on investments          -                -               -              -          -               -    111,000
---------------------------------------------------------------------------------------------------------------------------------

Balance, March 31, 1996           493,123       12,328,000       1,623,000     27,026,000    135,675      (7,708,000)  (277,000)



                                                                    (Continued)

HANOVER FOODS CORPORATION AND SUBSIDIARIES

-----------------------------------------------------------------------------------------------------------------------------------
                                                          Cumulative
                                                    convertible preferred stock        Common stock               Common stock
                                            Total     Series A and Series B              Class A                     Class B
                                    shareholders'  ---------------------------   -------------------------   ----------------------
                                           equity      Shares         Amount      Shares           Amount     Shares        Amount
-----------------------------------------------------------------------------------------------------------------------------------

Balance, March 31, 1996               $42,509,000      31,536       $788,000     349,210       $8,729,000    493,123   $12,328,000

Net earnings (loss)                    (1,131,000)          -              -           -                -          -             -
Cash dividends per share:
     Preferred - $.515                     (8,000)          -              -           -                -          -             -
     Common - $.275                      (199,000)          -              -           -                -          -             -
Redemption of common stock -
     Class A 825 shares,
     Class B 109 shares                   (47,000)          -              -           -                -          -             -
Unrealized gain on investments              2,000           -              -           -                -          -             -
-----------------------------------------------------------------------------------------------------------------------------------

Balance, June 2, 1996                  41,126,000      31,536        788,000     349,210        8,729,000    493,123    12,328,000

Net earnings                            6,706,000           -              -           -                -          -             -
Cash dividends per share:
     Preferred - $2.0625 annually         (31,000)          -              -           -                -          -             -
     Common - $1.10 annually             (793,000)          -              -           -                -          -             -
Redemption of common stock -
     Class A 2,124 shares,
     Class B 219 shares                  (132,000)          -              -           -                -          -             -
Minimum pension liability
     adjustment (net of taxes
     of $129,000)                         193,000           -              -           -                -          -             -
Unrealized gain on investments             88,000           -              -           -                -          -             -
-----------------------------------------------------------------------------------------------------------------------------------

Balance, June 1, 1997                 $47,157,000      31,536       $788,000     349,210       $8,729,000    493,123   $12,328,000
-----------------------------------------------------------------------------------------------------------------------------------




-----------------------------------------------------------------------------------------------------------------


                                      Capital paid                           Treasury stock
                                      in excess of         Retained    ----------------------------
                                         par value         earnings      Shares            Amount         Other
-----------------------------------------------------------------------------------------------------------------

Balance, March 31, 1996                 $1,623,000      $27,026,000     135,675      $ (7,708,000)  $  (277,000)

Net earnings (loss)                              -       (1,131,000)          -                 -             -
Cash dividends per share:
     Preferred - $.515                           -           (8,000)          -                 -             -
     Common - $.275                              -         (199,000)          -                 -             -
Redemption of common stock -
     Class A 825 shares,
     Class B 109 shares                          -                -         934           (47,000)            -
Unrealized gain on investments                   -                -           -                 -         2,000
-----------------------------------------------------------------------------------------------------------------

Balance, June 2, 1996                    1,623,000       25,688,000     136,609        (7,755,000)     (275,000)

Net earnings                                     -        6,706,000           -                 -             -
Cash dividends per share:
     Preferred - $2.0625 annually                -          (31,000)          -                 -             -
     Common - $1.10 annually                     -         (793,000)          -                 -             -
Redemption of common stock -
     Class A 2,124 shares,
     Class B 219 shares                          -                -       2,343          (132,000)            -
Minimum pension liability
     adjustment (net of taxes
     of $129,000)                                -                -           -                 -       193,000
Unrealized gain on investments                   -                -           -                 -        88,000
-----------------------------------------------------------------------------------------------------------------

Balance, June 1, 1997                   $1,623,000      $31,570,000     138,952       ($7,887,000)       $6,000
-----------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

HANOVER FOODS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Fiscal years ended June 1, 1997, March 31, 1996, and April 2, 1995 and the nine weeks ended June 2, 1996


---------------------------------------------------------------------------------------------------------------------------

                                                                                                               (Unaudited)
                                                                   Nine weeks                                     Proforma
                                                    Year ended          ended     Year ended     Year ended     year ended
                                                       June 1,        June 2,      March 31,       April 2,        June 2,
                                                          1997           1996           1996           1995           1996
---------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
   Net earnings (loss)                              $6,706,000     (1,131,000)       420,000      1,888,000        413,000
   Adjustments to reconcile net
     earnings (loss) to net cash
     provided by operating activities:
       Depreciation and amortization                 5,595,000      1,013,000      5,582,000      5,652,000      5,666,000
       (Gain) loss on sale of
         property, plant, and
         equipment                                     (21,000)             -        (25,000)       (10,000)       (25,000)
       Deferred income taxes                           156,000       (519,000)      (369,000)        22,000       (319,000)
       Change in assets and liabilities:
         Accounts receivable                        (6,534,000)     7,924,000        388,000        187,000      2,335,000
         Inventory                                   5,643,000         90,000      2,795,000     (7,887,000)     3,414,000
         Prepaid items                                 313,000       (542,000)     1,947,000     (1,892,000)     3,737,000
         Accounts payable and
            accrued expenses                          (226,000)      (790,000)    (9,736,000)     2,680,000    (10,838,000)
         Dividends payable                                   -              -              -       (192,000)             -
         Income taxes payable                          248,000         17,000        (24,000)      (577,000)       (23,000)
         Other liabilities                             421,000         69,000        444,000        139,000        479,000
---------------------------------------------------------------------------------------------------------------------------

Net cash provided by operating
   activities                                       12,301,000      6,131,000      1,422,000         10,000      4,839,000
---------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Decrease (increase) in other current
     assets                                                  -              -        263,000              -        263,000
   Decrease (increase) in other
     noncurrent assets, net                             19,000        275,000       (884,000)       600,000       (373,000)
   Acquisitions of property, plant, and
     equipment                                      (6,565,000)      (572,000)    (5,527,000)    (6,235,000)    (4,683,000)
   Proceeds from dispositions of
     property, plant, and equipment                     35,000              -         31,000         30,000         31,000
---------------------------------------------------------------------------------------------------------------------------

Net cash used in investing activities               (6,511,000)      (297,000)    (6,117,000)    (5,605,000)    (4,762,000)
---------------------------------------------------------------------------------------------------------------------------

                                                                    (Continued)

HANOVER FOODS CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------------------------------------------------

                                                                                                              (Unaudited)
                                                                  Nine weeks                                     Proforma
                                                   Year ended          ended     Year ended     Year ended     year ended
                                                      June 1,        June 2,      March 31,       April 2,        June 2,
                                                         1997           1996           1996           1995           1996
--------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
   Proceeds from notes payable                   $220,739,000              -    131,244,000    119,109,000    126,545,000
   Payment on notes payable                      (220,722,000)    (5,324,000)  (121,749,000)  (107,849,000)  (121,749,000)
   Payment on long-term debt                       (2,499,000)             -     (2,989,000)    (5,838,000)    (2,989,000)
   Payment on long-term capital
     lease obligations                               (152,000)       (58,000)      (323,000)      (474,000)      (202,000)
   Payment of dividends                              (824,000)      (207,000)      (831,000)      (822,000)    (1,038,000)
   Common stock redemptions                          (132,000)       (47,000)      (392,000)      (142,000)      (413,000)
   Common stock issuance                                    -              -              -          3,000              -
--------------------------------------------------------------------------------------------------------------------------

Net cash provided by (used in)
   financing activities                            (3,590,000)    (5,636,000)     4,960,000      3,987,000        154,000
--------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash
   and cash equivalents                             2,200,000        198,000        265,000     (1,608,000)       231,000

Cash and cash equivalents, beginning
   of period                                        1,112,000        914,000        649,000      2,257,000        881,000
--------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end
   of period                                       $3,312,000      1,112,000        914,000        649,000      1,112,000
--------------------------------------------------------------------------------------------------------------------------

Supplemental disclosure of cash
   flow information:
     Cash paid during the period for:
       Interest                                    $3,653,000        310,000      4,660,000      3,721,000      4,386,000
       Income taxes                                 3,134,000         16,000        462,000      3,452,000        416,000
     Non-cash financing activities:
       The Corporation entered into
         a note payable agreement
         to purchase 5,148 shares of
         Class B common stock for
         $368,000 from a director of
         the Corporation during the
         year ended March 31, 1996
--------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

HANOVER FOODS CORPORATION AND SUBSIDIARIES


Notes to Consolidated Financial Statements

June 1, 1997, June 2, 1996 and March 31, 1996

--------------------------------------------------------------------------------

   (1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

         DESCRIPTION OF BUSINESS

         Hanover Foods Corporation is a processing, manufacturing, and distribution concern. The Company's principal line of business is the processing and sales of canned and frozen vegetables, frozen entrees, and prepared foods primarily in the Eastern United States. The Company's primary customers include regional grocery and other wholesale and retail food outlets and other food processors and distributors. The Company's ten largest customers account for approximately 45% of the Company's net sales and accounts receivable with no single customer accounting for more than 10% of net sales for the fiscal years ended June 1, 1997, March 31, 1996, and April 2, 1995. The Company's raw materials are readily available, and the Company is not dependent on a single supplier or a few suppliers. Revenue is recognized from sales when products are shipped.

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

         CASH AND CASH EQUIVALENTS

         Cash equivalents of $1,028,000, $392,000, and $796,000 at June 1, 1997,
         June 2, 1996, and March 31, 1996, respectively, consist of short-term interest-bearing investments with maturities of less than three months. For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

         INVESTMENTS

         Investments of $2,187,000, $1,255,000, and $1,195,000 at June 1, 1997,
         June 2, 1996, and March 31, 1996, respectively, classified as available-for-sale securities, are included in other noncurrent assets and measured at fair value. Net unrealized gains and losses are reported as a separate component of stockholders' equity until realized, and amount to gains of $164,000, $76,000, and $74,000 at June 1, 1997, June 2, 1996, and March 31, 1996, respectively.


                                                                     (Continued)

HANOVER FOODS CORPORATION AND SUBSIDIARIES


Notes to Consolidated Financial Statements



--------------------------------------------------------------------------------


   (1)   CONTINUED

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying value of cash and cash equivalents, accounts and notes receivable, accounts payable and notes payable approximates fair values due to the short-term maturities of these instruments.

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

         RESEARCH AND DEVELOPMENT

         Research and development costs are expensed as incurred. Research and development costs amounted to $728,000, $134,000, $725,000, $691,000, and $716,000 (unaudited) for the periods ended June 1, 1997, June 2, 1996, March 31, 1996, April 2, 1995, and the pro forma year ended June 2, 1996, respectively.

         PROMOTIONAL COSTS

         Promotional costs are expensed as incurred. Accounts and notes receivable are presented net of allowances for bad debts and promotional programs.

         ADVERTISING COSTS

         Advertising costs are expensed as incurred. Manufacturer coupons are expensed when payable by the Company (note 9). Advertising expenses amounted to $2,181,000, $842,000, $3,565,000, $3,122,000, and
         $3,580,000 (unaudited) for the periods ended June 1, 1997, June 2, 1996, March 31, 1996, April 2, 1995, and the pro forma year ended June 2, 1996, respectively (including manufacturer coupon expense of $1,655,000, $542,000, $2,407,000, $2,026,000, and $2,358,000
         (unaudited), respectively).



                                                                     (Continued)

HANOVER FOODS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements


--------------------------------------------------------------------------------

   (1)   CONTINUED

         EARNINGS PER SHARE

         Earnings per common share are computed on the weighted average number of common shares outstanding during each period after providing for preferred stock dividend requirements. The dilutive effect on earnings per share for conversion of preferred stock is not presented because it results in either dilution of less than 3% or anti-dilution.

         FISCAL YEAR END

         Effective June 1, 1996 the Corporation's fiscal year ends at the close of operations on the Sunday nearest to May 31.

         The Corporation's past fiscal years ended at the close of operations on the Sunday nearest to March 31. The fiscal years ended June 1, 1997, March 31, 1996, and April 2, 1995 and the proforma unaudited results for the year ended June 2, 1996 were comprised of 52 weeks.

         USE OF ESTIMATES

         Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenue and expenses, and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

         RECLASSIFICATIONS

         Certain prior amounts have been reclassified to conform to classifications adopted in the current year.


   (2)   NOTES PAYABLE - BANKS

         The Corporation maintains short-term unsecured lines of credit with various banks providing credit availability amounting to $80,000,000, of which $24,114,000 was borrowed (including an overdraft of $1,413,000) at June 1, 1997 $24,097,000 was borrowed at June 2, 1996, and $29,421,000 was borrowed (including an overdraft of $5,164,000) at March 31, 1996. The Corporation borrows funds under these lines of credit under two methods of cost of funds. The first method used to price the cost of short-term borrowings is based upon LIBOR plus fifty to seventy-five basis points. The second method is based upon the financial institution's "calculated cost of funds" plus an earnings modification. The weighted-average interest rate on short-term borrowings at June 1, 1997, June 2, 1996, and March 31, 1996 was 6.2%, 6.1%, and 6.2%, respectively. The maximum amount of borrowings outstanding under short-term lines of credit at any one time during the years ended June 1, 1997 and March 31, 1996 was approximately $35,024,000 and $45,900,000, respectively, and $29,400,000 for the nine-week period ended June 2, 1996.


                                                                     (Continued)

HANOVER FOODS CORPORATION AND SUBSIDIARIES


Notes to Consolidated Financial Statements



--------------------------------------------------------------------------------

   (3)   LONG-TERM DEBT

         The long-term debt of the Corporation and its subsidiaries consists of:

                                                                          June 1,      June 2,     March 31,
                                                                             1997         1996          1996
-------------------------------------------------------------------------------------------------------------

8.74% - 9.24% unsecured senior notes payable to
     an insurance company, due fiscal years
     ending 1997-2007                                                 $17,857,000   19,643,000    19,643,000

8.5% installment obligation payable to a municipality,
     due fiscal year ending 1997                                                -      140,000       140,000

Installment obligation payable to a related party, due in
     equal annual installments in fiscal years
     ending 1996-2000; interest at prime rate (8.5% at
     June 1, 1997)                                                        221,000      294,000       294,000

6.33% installment obligation payable to a related party,
     due fiscal years ending 1997-1998                                    375,000      875,000       875,000
-------------------------------------------------------------------------------------------------------------

Total long-term debt                                                   18,453,000   20,952,000    20,952,000
Less current maturities                                                 2,234,000    2,499,000     2,499,000
-------------------------------------------------------------------------------------------------------------

Long-term debt, excluding current maturities                          $16,219,000   18,453,000    18,453,000
-------------------------------------------------------------------------------------------------------------

         The term loan agreements with the insurance company and seasonal borrowing with financial institutions (note 2), contain various restrictive provisions including those relating to mergers and acquisitions, additional borrowing, guarantee of obligations, lease commitments, limitations to declare or pay dividends, repurchase stock, and the maintenance of working capital and certain financial ratios. Based on the requirements of the agreements, at June 1, 1997, $23,499,000 of retained earnings are restricted from distribution. The Corporation is in compliance with the restrictive provisions in the agreements.

         Property, plant, and equipment at cost of approximately $2,500,000 was pledged to secure $375,000 of the long-term obligations at June 1, 1997.


                                                                     (Continued)

HANOVER FOODS CORPORATION AND SUBSIDIARIES


Notes to Consolidated Financial Statements



--------------------------------------------------------------------------------

   (3)   CONTINUED

         The aggregate long-term debt maturities follow:

            For the fiscal year ending:
                1998                                      $    2,234,000
                1999                                           1,859,000
                2000                                           1,859,000
                2001                                           1,786,000
                2002                                           1,786,000
                Thereafter                                     8,929,000
            -------------------------------------------------------------

            Total                                         $   18,453,000
            -------------------------------------------------------------

   (4)   LEASES

         The Company was obligated under a noncancelable capital lease for machinery and equipment that expired in 1997. At June 2, 1996 and March 31, 1996, the gross amount of plant and equipment and related accumulated amortization recorded under the capital lease were as follows:

                                                               June 2,     March 31,
                                                                  1996          1996
-------------------------------------------------------------------------------------

Machinery and equipment                                  $   2,383,000     2,383,000
Less accumulated amortization                                  918,000       894,000
-------------------------------------------------------------------------------------

                                                         $   1,465,000     1,489,000
-------------------------------------------------------------------------------------


         Amortization of assets held under capital leases is included with depreciation expense.


                                                                    (Continued)

HANOVER FOODS CORPORATION AND SUBSIDIARIES


Notes to Consolidated Financial Statements



--------------------------------------------------------------------------------

   (4)   CONTINUED

         The Company has several noncancelable operating leases, primarily for equipment, that expire over the next three years. These leases generally contain renewal options for periods ranging from three to five years and require the Company to pay all executory costs such as maintenance and insurance. Rental expense for operating leases (except those with lease terms of a month or less that were not renewed) during the periods ended June 1, 1997, June 2, 1996, March 31, 1996, and April 2, 1995 consisted of the following:

                                                                                    (Unaudited)
                                                                                       proforma
                              June 1,      June 2,      March 31,     April 2,          June 2,
                                 1997         1996           1996         1995             1996
------------------------------------------------------------------------------------------------

Minimum rentals            $3,586,000      653,000      3,964,000    3,480,000        3,997,000
Contingent rentals                  -            -              -       89,000                -
------------------------------------------------------------------------------------------------

Rental expense             $3,586,000      653,000      3,964,000    3,569,000        3,997,000
------------------------------------------------------------------------------------------------

         Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of June 1, 1997 are:

                                                                 Operating
                                                                    leases
            ---------------------------------------------------------------
            For the fiscal year ending:
                1998                                        $    1,184,000
                1999                                               877,000
                2000                                               671,000
                2001                                               385,000
                2002                                               178,000
                Thereafter                                          36,000
            ---------------------------------------------------------------

            Total minimum lease payments                    $    3,331,000
            ---------------------------------------------------------------




                                                                    (Continued)

HANOVER FOODS CORPORATION AND SUBSIDIARIES


Notes to Consolidated Financial Statements



--------------------------------------------------------------------------------


   (5)   RELATED PARTY TRANSACTIONS

         The Corporation and its subsidiaries, in the normal course of business, purchase and sell goods and services to related parties. The Corporation believes that the cost of such purchases and sales are competitive with alternative sources of supply and markets. Transactions with related parties are summarized below:

                                                                                                              (Unaudited)
                                                                 Nine-weeks                                      proforma
                                                 Year ended           ended     Year ended      Year ended     Year ended
                                                    June 1,         June 2,      March 31,        April 2,        June 2,
                                                       1997            1996           1996            1995           1996
--------------------------------------------------------------------------------------------------------------------------

Revenues:
     Food Service East, Inc.                $             -               -              -           9,000              -
     Park 100 Foods, Inc.                         3,155,000         118,000              -               -        118,000

Corporate charges:
     Warehime Enterprises, Inc.                           -               -          2,000           3,000          2,000
     Snyder's of Hanover, Inc.                      175,000          29,000        175,000         337,000        148,000

Expenditures:
     The Cannery Press, Inc.                         14,000          14,000        346,000         387,000        296,000
     Patti & John's, Inc.                            10,000           4,000         29,000          30,000         28,000
     Lippy Brothers, Inc.                         1,044,000               -        752,000       1,350,000        749,000
     James G. Sturgill                              135,000          15,000         65,000               -         80,000
     ARWCO Corporation                               29,000          24,000         43,000               -         34,000
     Warehime Enterprises, Inc.                     177,000           1,000        227,000               -        192,000
     John A. and Patricia M.
        Warehime                                     52,000           7,000         42,000               -         39,000
     Snyder's of Hanover, Inc.                            -               -         17,000               -              -
     George E. Lawrence                                   -               -         70,000               -         65,000
     Park 100 Foods, Inc.                           283,000               -              -               -              -

Accounts receivable:
     Snyder's of Hanover, Inc.                       15,000          11,000         24,000          23,000
     Patti & John's, Inc.                                 -           4,000          3,000           3,000
     Food Service East Inc.                               -               -              -           3,000
     Park 100 Foods, Inc.                           906,000          56,000              -               -

Accounts payable:
     Warehime Enterprises, Inc.                       1,000               -          5,000               -
     The Cannery Press, Inc.                              -           4,000          4,000          13,000
     Pattie & John's, Inc.                                -           6,000              -               -
     Park 100 Foods, Inc.                            30,000               -              -               -

Notes payable:
     Warehime Enterprises, Inc.                     375,000         875,000        875,000       1,375,000
     Cyril T. Noel                                  221,000         294,000        294,000               -
--------------------------------------------------------------------------------------------------------------------------


                                                                    (Continued)

HANOVER FOODS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements



--------------------------------------------------------------------------------



   (5)   CONTINUED

         The Corporation purchased the Teculutan, Guatemala plant property from ARWCO Corporation on April 5, 1995 for $250,000. On June 20, 1995, the Corporation purchased real estate near the Centre Hall facility from Centre Foods Enterprises, Inc. for $250,000.

         In 1994, the Corporation entered into a one year lease with Food Service East, Inc. to lease 20,931 square feet of dry warehouse and production, refrigerated and frozen storage space. Pursuant to the lease, the Corporation has two unilateral options to extend the term of the lease for two successive one year terms or until May 31, 1997 and an option to purchase based on an independent appraisal. On October 1, 1994 the Corporation increased the rental space to 28,501 square feet for a total annual rent of $96,703. On June 1, 1996, the Corporation exercised its unilateral option to purchase for $904,000 approximately
         10.3 acres of land improved by an office/warehouse facility free and clear of all liens, encumbrances and security interests.

         In connection with the amended complaint filed by Michael A. Warehime versus John A. Warehime (note 9), pursuant to applicable state law, the Corporation has agreed to pay directly all expenses (including attorney's fees) and costs in advance of the final disposition of the litigation or any substantially similar or related action, suit, or proceeding. The Corporation has received an undertaking from John A. Warehime to repay all costs and expenses if it is ultimately determined that he is not entitled to be indemnified by the Corporation. The amount paid and expensed by the Corporation under this arrangement for the years ended June 1, 1997 and March 31, 1996 was approximately $303,000 and $300,000, respectively.

         On April 1, 1996, the Corporation entered into a stock purchase agreement with John R. Miller, Jr. to purchase 1,210 shares of the Company's Voting Class B Common Stock and 5,990 shares of the Company's Nonvoting Class A Common Stock over a four year period. The agreement provides that John R. Miller, Jr. give a proxy to John A. Warehime, Chairman, to vote all shares of both classes of common stock beginning April 1, 1996 and ending March 31, 2001. At June 1, 1997, the Corporation has purchased 328 shares of the Company's Voting Class B Common Stock for $25,000 and 1,720 shares of the Company's Nonvoting Class A Common Stock for $72,000.




                                                                    (Continued)

HANOVER FOODS CORPORATION AND SUBSIDIARIES


Notes to Consolidated Financial Statements



--------------------------------------------------------------------------------



   (5)   CONTINUED

         A portion of rental expense included in note 4 was paid to ARWCO Corporation, Warehime Enterprises, Inc., Centre Foods Enterprises, Inc., and Food Service East, Inc., all of which are related companies through common control. The amounts were $307,000, $340,000, and $654,000 for the years ended June 1, 1997, March 31, 1996, and April 2, 1995, respectively. The portion of rental commitments included in note 4 due these companies is summarized as follows:

            For the fiscal years ending:
                1998                                      $    24,000
                1999                                           14,000
                2000                                           15,000
                2001                                           15,000
                ------------------------------------------------------

   (6)   BENEFIT PLANS

         FROZEN DEFINED BENEFIT RETIREMENT PLANS

         The Corporation previously amended its noncontributory, defined benefit plans to freeze benefit accruals effective August 31, 1992 and also took action to terminate the plans effective August 31, 1992. On November 12, 1993, the Board of Directors rescinded its previous action to terminate the plans and has placed the plans in a frozen status.


                                                                    (Continued)

HANOVER FOODS CORPORATION AND SUBSIDIARIES


Notes to Consolidated Financial Statements



--------------------------------------------------------------------------------



   (6)   CONTINUED

         The following table sets forth the plans' funded status and amounts recognized in the Company's consolidated balance sheet as of:

                                                   June 1, 1997            June 2, 1996          March 31, 1996
                                           ----------------------------------------------------------------------
                                                   Fully     Under      Fully       Under      Fully       Under
                                                  funded    funded     funded      funded     funded      funded
                                                    plan      plan       plan        plan       plan        plan
-----------------------------------------------------------------------------------------------------------------

Actuarial present value of
   benefit obligations:
      Accumulated benefit
        obligation:
          Vested                             $(7,168,000) (655,000)  (628,000) (6,621,000)  (623,000) (6,594,000)
-----------------------------------------------------------------------------------------------------------------

Projected benefit obligation
   for service rendered to
   date                                      $(7,168,000) (655,000)  (628,000) (6,621,000)  (623,000) (6,594,000)
Plan assets at fair value                      7,750,000   598,000    631,000   6,526,000    669,000   6,508,000
-----------------------------------------------------------------------------------------------------------------

Plan assets in excess of
   (less than) projected
   benefit obligation                            582,000   (57,000)     3,000     (95,000)    46,000     (86,000)
Unrecognized (gains) losses                      140,000   262,000    230,000     586,000    162,000     586,000
Adjustment to recognize
   required minimum
   liability                                           -  (264,000)         -    (586,000)         -    (586,000)
-----------------------------------------------------------------------------------------------------------------

Prepaid (accrued) pension
   cost                                         $722,000   (59,000)   233,000     (95,000)   208,000     (86,000)
-----------------------------------------------------------------------------------------------------------------

         Net periodic pension cost (income) included the following components:

                                                                     Nine-week
                                                 Year ended       period ended      Year ended       Year ended
                                                    June 1,            June 2,       March 31,         April 2,
                                                       1997               1996            1996             1995
----------------------------------------------------------------------------------------------------------------

Interest cost                                      $520,000            205,000         496,000          440,000
Actual return on plan assets (gain) loss         (1,330,000)          (156,000)       (464,000)          80,000
Amortization of unrecognized loss                    11,000              1,000           6,000            6,000
Deferral of asset gain (loss)                       823,000            (42,000)        (15,000)        (580,000)
----------------------------------------------------------------------------------------------------------------

Net pension cost (income)                           $24,000              8,000          23,000          (54,000)
----------------------------------------------------------------------------------------------------------------

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


                                                                    (Continued)

HANOVER FOODS CORPORATION AND SUBSIDIARIES


Notes to Consolidated Financial Statements



--------------------------------------------------------------------------------



   (6)   CONTINUED

         Assumptions used in accounting for the pension plans as of June 1, 1997, June 2, 1996, and March 31, 1996 were:

                                                      June 1,        June 2,       March 31,
                                                         1997           1996            1996
---------------------------------------------------------------------------------------------

Discount rates                                            7.09 %         7.25  %         7.25  %
Expected long-term rate of return on assets                7.0            7.0             7.0
---------------------------------------------------------------------------------------------

         The assumed rates used above have a significant effect on the amounts reported. For example, decreasing the assumed discount rates by one percentage point at June 1, 1997 would increase the projected benefit obligation by approximately $1,113,000.

         DEFINED CONTRIBUTION PLAN

         The Corporation offers a 401(k) plan covering certain of its employees. The Corporation contributes an amount equal to 100% of each employee's deferral up to 5%. The Corporation's contribution to the 401(k) plan for the periods ended June 1, 1997, June 2, 1996, March 31, 1996, and April 2, 1995 was $557,000, $90,000, $539,000, and $506,000,
         respectively.




                                                                    (Continued)

HANOVER FOODS CORPORATION AND SUBSIDIARIES


Notes to Consolidated Financial Statements



--------------------------------------------------------------------------------



   (6)   CONTINUED

         POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

         Certain employees receive postretirement benefits other than pensions. This plan is currently not funded. The Company accounts for these costs by accruing for them over the employee service period. The status of the plan, based on the most recent measurement dates, is as follows:

                                                         June 1,       June 2,      March 31,
                                                            1997          1996           1996
----------------------------------------------------------------------------------------------

Actuarial present value of accumulated
     postretirement benefit obligation:
        Actives eligible to retire                 $    (129,000)   $ (123,000)   $  (117,000)
        Other actives                                   (271,000)     (228,000)      (254,000)
----------------------------------------------------------------------------------------------

        Total actives                                   (400,000)     (351,000)      (371,000)
        Current retirees and disableds                (1,174,000)   (1,214,000)    (1,306,000)
----------------------------------------------------------------------------------------------

        Total obligation                              (1,574,000)   (1,565,000)    (1,677,000)
        Plan assets at fair value                              -             -              -
----------------------------------------------------------------------------------------------

        Funded status                                 (1,574,000)   (1,565,000)    (1,677,000)
        Unrecognized net (gain) loss                    (222,000)     (189,000)       (75,000)
        Unrecognized transition liability,
            amortized over 20 years                    1,226,000     1,299,000      1,311,000
----------------------------------------------------------------------------------------------

        Accrued postretirement benefit cost        $    (570,000)  $  (455,000)   $  (441,000)
----------------------------------------------------------------------------------------------

         A discount rate of 7.50%, 7.50%, and 7.25% for June 1, 1997, June 2, 1996, and March 31, 1996, respectively, was used in determining the actuarial present value of the accumulated postretirement benefit obligation.

         The cost of postretirement benefits other than pensions consisted of the following components:

                                                               Nine-week
                                           Year ended       period ended      Year ended       Year ended
                                              June 1,            June 2,       March 31,         April 2,
                                                 1997               1996            1996             1995
----------------------------------------------------------------------------------------------------------

Service cost                             $     22,000              4,000          16,000           20,000
Interest cost                                 113,000             19,000         121,000          124,000
Amortization of transition
     obligation                                73,000             12,000          73,000           73,000
Other amortization and deferral                (1,000)                 -               -                -
----------------------------------------------------------------------------------------------------------

                                         $    207,000             35,000         210,000          217,000
----------------------------------------------------------------------------------------------------------

         The assumed postretirement health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 8.3% for fiscal year June 1, 1997, decreasing each year to an ultimate rate of 5% in 2002 and thereafter.


                                                                    (Continued)

HANOVER FOODS CORPORATION AND SUBSIDIARIES


Notes to Consolidated Financial Statements



--------------------------------------------------------------------------------



   (6)   CONTINUED

         The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of June 1, 1997 by $61,000 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended June 1, 1997 by $4,000.

         EMPLOYMENT AND DEFERRED COMPENSATION AGREEMENTS

         On June 12, 1995, the Corporation entered into a five year employment agreement with its Chief Executive Officer, John A Warehime, at an annual base salary of $650,000 with such compensation payable retroactively from April 1, 1994 (the "1995 Employment Agreement"). The 1995 Employment Agreement was amended on February 13, 1997 (the "Amended Employment Agreement") to, among other things, reduce the annual base salary payable under the agreement to $498,866, which modification was applied retroactively to April 1, 1994 (the effective date of the 1995 Employment Agreement) and modified the method of calculating bonuses payable to the employee under such agreement. As a result of these retroactive changes, Mr. Warehime is required to reimburse the Corporation for $83,024 in excess compensation previously paid to him through the deduction of such amount from annual base salary increases provided for under the terms of the Amended Employment Agreement and to waive accrued bonuses payable for fiscal 1997 under the 1995 Employment Agreement which would have equaled $2,250,000. The principal terms of Mr. Warehime's employment arrangements with the Corporation as amended by the Amended Employment Agreement are set forth below.

         The Amended Employment Agreement provides for annual increases (but not decreases) in the employee's annual salary equal to the greater of 5% of the prior year's salary or the annual percentage increase in the Consumer Price Index (CPI). Mr. Warehime's annual base salary for fiscal 1997 was $550,000. Unless terminated by either party, the Amended Employment Agreement automatically renews annually on each anniversary date so that five years always remain on the term of the agreement. In the event the employee is terminated without cause, or in the event the employee terminates his employment after a reduction (without his written consent) of his duties or authority, compensation, or similar events, the Amended Employment Agreement provides for the payment of the salary and bonus (including all other benefits) over the remaining term of the agreement. In the event of termination due to death or disability, the Amended Employment Agreement provides for the same payment to the employee (or in the event of the death of the employee, his spouse, or descendants) for one year and thereafter the payment of supplemental pension benefits as described below. In addition, the Amended Employment Agreement provides for the reimbursement by the Corporation of the employee's legal and accounting fees up to $75,000 per year and reasonable business expenses incurred by the employee in connection with the business of the Corporation. The Amended Employment Agreement also provides the employee with various other benefits including the use of an automobile, disability and life insurance, and a club membership.


                                                                    (Continued)

HANOVER FOODS CORPORATION AND SUBSIDIARIES


Notes to Consolidated Financial Statements



--------------------------------------------------------------------------------



   (6)   CONTINUED

         The annual bonus payable to the employee under the Amended Employment Agreement is equal to $100,000 plus 10% of the Corporation's pretax earnings over $5.0 million provided that no annual bonus is payable if pretax earnings of the Corporation are less than $5.0 million. The Amended Employment Agreement limits salary and the annual bonus payment described above to an aggregate of not more than $1.0 million annually. Annual bonuses can be paid in cash or Class A Common (nonvoting) stock at the option of the employee. For the periods ended June 1, 1997, March 31, 1996, and April 2, 1995, the bonus accrued under this agreement was $450,000, $0, and $659,000, respectively.

         The Amended Employment Agreement also provides for the annual payment of a long-term performance bonus based upon the Corporation's performance over the prior five year period as measured by its average sales growth and average increase in operating profits as compared to an industry peer group over the same period. The bonus payable is calculated based upon a formula matrix set forth in the Amended Employment Agreement, with such calculations performed by an independent management consulting firm retained by the Corporation. For the period ended June 1, 1997, the long-term performance bonus accrued under this agreement was $175,000.

         The Amended Employment Agreement provides for annual supplemental pension benefits, commencing upon the earlier of (a) five years after termination of the employee (or one year following his death or disability) or (b) the date of retirement, payable during the life of the employee and upon his death for the life of his spouse. Such annual supplemental pension benefits are equal to 60% of average total compensation (including bonuses) over the latest three year period prior to retirement, assuming retirement at age 65 or later. Supplemental pension benefits are reduced based upon an established formula to the extent the employee retires prior to age 65. The net present value of the cost of providing this future benefit is recognized by the Corporation over the remaining expected years of service. The expense recognized under this agreement was approximately $350,000 and $295,000 for the years ended May 31, 1997 and March 31, 1996, respectively, and $67,000 for the nine-week period ended May 31, 1996. Based on the estimated present value of the deferred compensation, the estimated present value at retirement (assuming retirement at age seventy) is approximately $9,800,000.


                                                                    (Continued)

HANOVER FOODS CORPORATION AND SUBSIDIARIES


Notes to Consolidated Financial Statements



--------------------------------------------------------------------------------



   (6)   CONTINUED

         On January 23, 1997, the Corporation entered into a five year employment agreement with Gary T. Knisely, Executive Vice President, Secretary, and Counsel of the Corporation, at an annual salary of $175,000 with such compensation payable retroactively from June 1, 1996 (the "Knisely Agreement"). Unless terminated by either party, the Knisely Agreement automatically renews annually on each anniversary date so that five years always remain on the term of the agreement. The Knisely Agreement provides for annual salary increases (but not decreases) equal to the greater of 5% of the prior year's salary or the annual percentage increase in the CPI, as well as incentive bonuses and various other benefits. As of June 1, 1997, the aggregate liability of the Corporation under this agreement for the next five years is estimated to be $1,000,000, excluding annual performance bonuses. In the event the employee is terminated without cause, or in the event the employee terminates his employment after a reduction (without his written consent) of his duties or authority, compensation, or similar events, the Knisely Agreement provides for the payment of the salary and bonus (including all other benefits) over the remaining term of the agreement. In the event of termination due to death or disability, the Knisely Agreement provides for the payment of salary and bonus (including all other benefits) to the employee (or his spouse or other descendants in the event of the employee's death) for the later of one year from the date of such termination or the death of the employee.

         The agreement also provides for annual supplemental pension benefits equal to 60% of the employee's average annual compensation (including bonuses but excluding other benefits) over the three most recent fiscal years prior to the employee's termination if the employee is no longer employed by the Corporation and the employee has attained the age of
         55. Such annual supplemental pension benefits are payable for the remainder of the lifetime of the employee. The net present value of the cost of providing this future pension benefit is recognized by the Corporation over Mr. Knisely's expected remaining years of service. The expense recognized for supplemental pension benefits under this agreement was approximately $47,000 for the year ended June 1, 1997. Based on the estimated present value of the supplemental pension benefit, the estimated present value at retirement (assuming retirement at age sixty-five) could amount to approximately $3,100,000.

         The Corporation also entered into change in control severance agreements with Clement A. Calabrese and Alan T. Young, which provide termination compensation to the employees upon the occurrence of certain events.

         The Corporation is also committed to another employee, Patricia H. Townsend, under a previous employment contract, which provides for minimum salary levels, annual adjustments, as well as incentive bonuses and for a term which ends in March 2004. Provisions contained in the agreement provide for continuation of the remuneration for the remainder of the term of the agreement in the event of termination, incapacity, death, or disability. The estimated commitment for future salaries through the duration of the agreement as of June 1, 1997 was approximately $480,000.



                                                                    (Continued)

HANOVER FOODS CORPORATION AND SUBSIDIARIES


Notes to Consolidated Financial Statements



--------------------------------------------------------------------------------



   (7)   INCOME TAXES

         Total income taxes (benefit) for the year ended June 1, 1997, the nine-week period ended June 2, 1996, the year ended March 31, 1996 and April 2, 1995, were attributable to the following:

                                      June 1,       June 2,     March 31,      April 2,
                                         1997          1996          1996          1995
----------------------------------------------------------------------------------------

Income from operations          $   4,281,000      (533,000)      213,000       798,000
Minimum pension liability
     adjustment                       129,000             -      (235,000)            -
----------------------------------------------------------------------------------------

                                $   4,410,000      (533,000)      (22,000)      798,000
----------------------------------------------------------------------------------------

         Income tax expense (benefit) attributable to income from operations consists of:

                                                                                Years ended
                        Year ended          Nine-weeks ended    -------------------------------------------
                       June 1, 1997           June 2, 1996         March 31, 1996        April 2, 1995
                   ---------------------- --------------------- --------------------- ---------------------
                       Federal     State     Federal     State    Federal      State    Federal      State
-----------------------------------------------------------------------------------------------------------

Current          $   3,644,000   610,000     (14,000)        -    448,000    134,000    696,000     80,000
Deferred                47,000   (20,000)   (464,000)  (55,000)  (205,000)  (164,000)    86,000    (64,000)
-----------------------------------------------------------------------------------------------------------

                 $   3,691,000   590,000    (478,000)  (55,000)   243,000    (30,000)   782,000     16,000
-----------------------------------------------------------------------------------------------------------

         There is no income tax attributable to the income from foreign subsidiaries since the foreign entities were not subject to taxes on income in 1997, 1996, and 1995.

         The significant components of deferred income tax expense attributable to income (loss) from operations for the year ended June 1, 1997, the nine-week period ended June 2, 1996, the years ended March 31, 1996 and April 2, 1995 are as follows:


                                                                               Nine-week        Year ended
                                                             Year ended     period ended   ----------------------
                                                                June 1,          June 2,     March 31,  April 2,
                                                                   1997             1996          1996      1995
-----------------------------------------------------------------------------------------------------------------

Deferred tax expense (exclusive of the effects
     of other components below)                             $    27,000         (519,000)     (248,000)   22,000
Effect of change in state tax rate on deferred taxes                  -                -      (121,000)        -
-----------------------------------------------------------------------------------------------------------------

                                                            $    27,000         (519,000)     (369,000)   22,000
-----------------------------------------------------------------------------------------------------------------



                                                                    (Continued)

HANOVER FOODS CORPORATION AND SUBSIDIARIES


Notes to Consolidated Financial Statements



--------------------------------------------------------------------------------



   (7)   (CONTINUED)

         A reconciliation of the Corporation's effective tax rate to the amount computed by applying the federal income tax rate of 34% to income
         (loss) before taxes expressed in percentages, follows:


                                                               Nine-week          Year ended
                                           Year ended       period ended   --------------------------
                                              June 1,            June 2,     March 31,    April 2,
                                                 1997               1996          1996        1995
-----------------------------------------------------------------------------------------------------

Federal income tax rate                            34.0   %          (34.0)   %     34.0   %    34.0   %
Increase (decrease) in taxes:
     State taxes - net of federal tax               3.5                -             9.5         3.4
     Effect of change in state tax rate
        on deferred taxes                           -                  -           (12.6)        -
     Loss (income) in foreign subsidiary
        with no current tax                        (1.7)               2.0           2.8       (10.9)
     Other items - net                              3.2                -            (0.1)        3.2
-----------------------------------------------------------------------------------------------------

Effective income tax rate                          39.0   %          (32.0)   %     33.6   %    29.7   %
-----------------------------------------------------------------------------------------------------

         The tax effects of temporary differences that give rise to significant portions of deferred tax liabilities and deferred tax assets at June 1, 1997, June 2, 1996, March 31, 1996, and April 2, 1995, are as follows:

                                                   June 1,       June 2,      March 31,      April 2,
                                                      1997          1996           1996          1995
------------------------------------------------------------------------------------------------------

Deferred tax liabilities:
     Depreciation                            $  (5,836,000)   (5,576,000)    (5,630,000)   (5,334,000)
     Employee benefit obligations                 (115,000)     (129,000)      (146,000)     (183,000)
     Capital lease obligations                    (510,000)     (529,000)      (519,000)     (432,000)
     Other                                        (172,000)     (159,000)      (147,000)     (591,000)
------------------------------------------------------------------------------------------------------

Total gross deferred tax liabilities            (6,633,000)   (6,393,000)    (6,442,000)   (6,540,000)
------------------------------------------------------------------------------------------------------

Deferred tax assets:
     Package design costs                          182,000       190,000        185,000        93,000
     Inventory valuation                            41,000       102,000        102,000       112,000
     Group insurance expense                       358,000       462,000        400,000       162,000
     Compensated absences                          205,000       200,000        229,000       213,000
     Pension and postretirement benefits           215,000       371,000        420,000       123,000
     Compensation expense                          498,000       327,000        236,000       405,000
     Net operating loss and credit
        carryforwards                              539,000       398,000              -             -
     Other                                         154,000        58,000         66,000        24,000
------------------------------------------------------------------------------------------------------

Total gross deferred tax assets                  2,192,000     2,108,000      1,638,000     1,132,000
------------------------------------------------------------------------------------------------------

Net deferred tax liability                   $  (4,441,000)   (4,285,000)    (4,804,000)   (5,408,000)
------------------------------------------------------------------------------------------------------


                                                                    (Continued)

HANOVER FOODS CORPORATION AND SUBSIDIARIES


Notes to Consolidated Financial Statements



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

         The Company has not recognized a deferred tax liability for the undistributed earnings and tax basis differences of its investment in foreign subsidiaries since the earnings and investment are considered to be permanently invested in the businesses and, under the tax laws, are not subject to such taxes until distributed. The accumulated amount of such undistributed earnings was approximately $2,840,000 at June 1, 1997.


   (8)   CUMULATIVE CONVERTIBLE PREFERRED STOCK

         The Company has outstanding 15,044 shares of cumulative convertible preferred stock. Cumulative dividends of $.515625 per share are payable quarterly. Each share of preferred stock may be converted at the option of the holder into Class A common stock based on the book value of the common stock at the time of the conversion. At June 1, 1997, the outstanding preferred stock could be converted into 5,786 shares of common stock.



                                                                    (Continued)

HANOVER FOODS CORPORATION AND SUBSIDIARIES


Notes to Consolidated Financial Statements



--------------------------------------------------------------------------------



   (9)   COMMITMENTS AND CONTINGENCIES

         LETTER OF CREDIT

         As of June 1, 1997, the Corporation's wholly-owned reinsurance company had outstanding two letters of credit in the amount of $1,150,000 and $728,000 as security for the reimbursement of losses arising from the reinsurance assumed by the company.

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

         On September 13, 1996, certain Class A common stockholders filed a complaint in equity against six of the Corporation's directors and the estate of a former director in the Court of Common Pleas of York County, Pennsylvania (the complaint). This suit also names the Corporation as a nominal defendant. The suit seeks various forms of relief including, but not limited to, rescission of the board's April 28, 1995 approval of John A. Warehime's 1995 Employment Agreement and the board's February 10, 1995 adjustment of directors' fees. (Since the filing of this lawsuit, John A. Warehime's 1995 Employment Agreement was amended. See note 6). In addition, the plaintiffs seek costs and fees incident to bringing suit. On November 4, 1996, the complaint was amended to add additional plaintiffs. On June 24, 1997, the Court dismissed the Complaint as amended for failure to make a prior demand. However, on May 12, 1997, a written demand was received by the Corporation from the attorney for these Class A common stockholders containing similar allegations and these allegations are currently being investigated by a committee of the Board of Directors.


                                                                    (Continued)

HANOVER FOODS CORPORATION AND SUBSIDIARIES


Notes to Consolidated Financial Statements



--------------------------------------------------------------------------------



   (9)   CONTINUED

         On February 21, 1997, certain holders of the Corporation's common stock filed motions for a preliminary injunction in the Court of Common Pleas of York County, Pennsylvania against a proposal of the Board of Directors to amend and restate the Corporation's Articles of Incorporation to, among other things, establish a procedure for electing the Corporation's Board of Directors on or after the 1998 annual meeting in the event designated members of the Warehime family who are Class B common stockholders do not agree on the Board's composition (the "Proposed Amendments"). The motions were dismissed by the Court on June 24, 1997 and the Proposed Amendments became effective June 25, 1997. Appeals have been filed from the denial of the plaintiff's motion for a preliminary injunction.

         On April 29, 1996 the Corporation settled out of court with federal and Delaware environmental authorities regarding investigations of alleged violations of environmental laws at its Clayton, Delaware facility. As a result of the settlement the Corporation paid $60,000 in civil penalties and agreed to undertake certain tasks within eighteen months including upgrading its refrigeration system and providing refrigeration training to its personnel. The approximate cost for training and capital expenditure is $400,000. The Corporation has made substantially all of the required capital expenditures to upgrade the refrigeration system and has performed the required refrigeration training at its Delaware facility. The Corporation's actions taken as a result of this settlement are subject to the review of the environmental authorities.

         On December 12, 1996, the Occupational Safety and Health Administration
         (OSHA) cited the Corporation with two violations of OSHA regulations arising out of accidents which occurred at its Clayton, Delaware plant. The proposed penalty for each violation is $70,000. On December 18, 1996 the Corporation filed its Notice of Content, contesting both alleged violations and the proposed penalties. On March 24, 1997, the Occupational Safety and Health Administration (OSHA) cited the Corporation with twenty-two violations of OSHA regulations arising out of plant inspections which occurred at its Clayton, Delaware plant. The proposed penalty for said violations is $498,000. On April 11, 1997, the Corporation filed its Notice of Contest, contesting all of the alleged violations and the proposed penalties. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Corporation's consolidated financial position, results of operations or liquidity.

         The Corporation is involved in various other claims and legal actions including environmental matters arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Corporation's consolidated financial position, results of operations or liquidity.


                                                                    (Continued)

HANOVER FOODS CORPORATION AND SUBSIDIARIES


Notes to Consolidated Financial Statements



--------------------------------------------------------------------------------



   (9)   CONTINUED

         MANUFACTURER COUPONS

         The Corporation is contingently liable for unredeemed manufacturer coupons on various products at June 1, 1997 which will expire during 1997.

         STOCK REPURCHASE PLAN

         The Corporation has agreed to purchase Hanover Foods Corporation Class A Common Stock purchased or owned by employees prior to April 20, 1988. This guarantee of repurchase by Hanover Foods Corporation is for an indefinite period of time. Shares repurchased under this plan amounted to 1,251; 5,789; and 2,152 during the years ended June 1, 1997, March 31, 1996, and April 2, 1995, respectively. As of June 1, 1997, there are 10,557 shares outstanding which would be eligible for this plan. The maximum commitment, if requested, for all eligible shares would be approximately $718,000, based on the most recent appraised value per share.


  (10)   FOREIGN OPERATIONS AND EXCHANGE RESTRICTIONS

         FOREIGN OPERATIONS

         The Corporation's foreign subsidiary, Alimentos Congelados Monte Bello, S.A.. (ALCOSA) produces food products in Guatemala which are sold to Sunwise Corporation in the United States. The revenues generated by the operations in Guatemala and the assets employed in generating those revenues are as follows:

                                  June 1,        June 2,      March 31,       April 2,
                                     1997           1996           1996           1995
---------------------------------------------------------------------------------------

Revenues                   $   13,991,000      1,442,000     18,155,000     20,320,000
Cost of goods sold             12,162,000      1,686,000     17,311,000     17,674,000
Assets                          9,968,000     10,734,000     10,756,000     10,760,000
---------------------------------------------------------------------------------------





                                                                    (Continued)

HANOVER FOODS CORPORATION AND SUBSIDIARIES


Notes to Consolidated Financial Statements



--------------------------------------------------------------------------------

  (10)   CONTINUED

         ALCOSA maintains its accounting records in quetzales, although, for financial reporting purposes, the accounting records have been remeasured to be expressed in U.S. dollars. The financial statements of ALCOSA have been translated to their U.S. dollar equivalents prior to being consolidated. Assets and liabilities have been translated to their U.S. dollar equivalents based on rates of exchange prevailing at the end of the period except for inventories, fixed assets, deferred and prepaid expenses, and other assets, which have been translated at historical rates. Revenue and expense accounts have been translated at average exchange rates during the period except for depreciation of fixed assets, which is based on the historical rate. The aggregate exchange gains and losses arising from the translation of foreign assets and liabilities and from foreign currency transactions are included in income under the caption of Other Expenses, Net and amount to a loss of $78,000, a gain of $44,000, a loss of $190,000, and a gain of $9,000 for the periods ended June 1, 1997, June 2, 1996, March 31, 1996, and April 2, 1995, respectively. At June 1, 1997, the prevailing exchange rate was Q6.00 to U.S. $1.00.


--------------------------------------------------------------------------------

HANOVER FOODS CORPORATION AND SUBSIDIARIES

Quarterly Financial Data

---------------------------------------------------------------------------------------------------------------------------------
Dollars in thousands                                         First               Second               Third               Fourth
(except per share)                                         quarter              quarter             quarter              quarter
---------------------------------------------------------------------------------------------------------------------------------
1997

Net sales                                                  $56,119              $69,036             $65,780              $68,504

Gross profit                                                12,879               17,582              15,067               18,825

Net earnings                                                 1,251                2,314               1,474                1,667

Net earnings per common share                                 1.72                 3.21                2.03                 2.30

Cash dividends per common share                              0.275                0.275               0.275                0.275
---------------------------------------------------------------------------------------------------------------------------------
1996

Net sales                                                  $51,717              $74,850             $70,365              $63,762

Gross profit                                                11,017               11,981              12,789               11,673

Net earnings (loss)                                           (79)                  703                 657                (868)

Net earnings (loss) per common share                        (0.12)                 0.95                0.89               (1.21)

Cash dividends per common share                              0.275                0.275               0.275                0.275
---------------------------------------------------------------------------------------------------------------------------------


Note:   Effective June 1, 1996, the Corporation's fiscal year ends at the close of operations on the Sunday nearest to May 31.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF CORPORATION

(a)  DIRECTORS OF THE CORPORATION (AS OF AUGUST 10, 1997)

NAME, AGE AND TERM                                 PRINCIPAL OCCUPATION DURING
OF OFFICE                                          PAST FIVE (5) YEARS
------------------                                 ---------------------------

JOHN A. WAREHIME                                   Chairman - 1989 to Present; Director - 1985-Present. Mr.
Director - 1985-Present;                           Warehime has 46 years' experience in the food processing
Chairman - 1989-Present                            industry.
Age:  59

CLAYTON J. ROHRBACH, JR.                           Retired Businessman; Vice President - Marketing - CPC
Director - 1984-Present                            International - 1984-1985
Age:  77

JAMES G. STURGILL, CPA                             Managing Partner - Sturgill & Associates - 1993- Present;
Director - 1994-Present                            1980-1993 - Sturgill, Rager & Lehman - Chartered and
Age:  56                                           Consultants

ARTHUR S. SCHAIER                                  Owner/Vice President and General Manager - Earnhardt's Gilbert
Director - 1994-Present                            Dodge, Inc. - 1981-Present
Age:  55

T. EDWARD LIPPY                                    Vice President - Lippy Brothers, Inc., Hampstead, MD -
Director                                           1994-Present, President - 1992-1994; Vice Chairman & Director
Age:  67                                           - Farmers & Merchants Bank - 1989-Present; Director - Ag First
                                                   Farm Credit Bank - 1988-Present; Chairman - Baltimore Farm
                                                   Credit Bank - 1990-1992; Chairman - Farm Credit Council,
                                                   Washington, D.C. - 1993-Present

CYRIL T. NOEL                                      Retired Businessman; Vice President - Finance - Hanover Foods
Director                                           - 1985-1991
Age:  72

JAMES A. WASHBURN                                  Chairman & Chief Executive Officer - Park 100 Foods, Tipton,
Director                                           IN - 1991-Present; President & Chief Executive Officer -
Age:  47                                           Hamilton Medaris Corporation, Fishers, IN; President & Chief
                                                   Executive Officer - H.M.C. Transportation, Fishers, IN

(b) EXECUTIVE OFFICERS OF THE CORPORATION WHO ARE NOT ALSO DIRECTORS (AS OF AUGUST 10, 1997)

NAME, AGE AND TERM                                 PRINCIPAL OCCUPATION DURING
OF OFFICE                                          PAST FIVE (5) YEARS
------------------                                 ---------------------------

GARY T. KNISELY, ESQUIRE                           Executive Vice President - 1995-Present; Vice President -
Executive Vice President & Secretary               Administration - 1989-1995; Counsel - 1987-Present; Secretary
1995-Present                                       - 1987-Present.  Mr. Knisely also acts as Chief Financial
Age:  48                                           Officer of the Corporation (January 1996-Present).


CLEMENT A. CALABRESE                               Vice President - Sales & Trade Marketing - 1995- Present; Vice
Vice President - Sales & Trade Marketing           President - Sales - American Home Foods, Inc. - 1993-1995;
1995-Present                                       Vice President - Retail Sales - Sunshine Biscuits, Inc. -
Age:  54                                           1988-1993

PIETRO D. GIRAFFA, JR.                             Vice President - Controller - 1996-Present; Controller -
Vice President - Controller                        1984-1996.  Mr. Giraffa also acts as Chief Accounting Officer
1984-Present                                       of the Corporation (1996- Present).
Age:  51

WHITNEY J. COOMBS                                  Vice President - Marketing - 1987-Present; Vice President of
Vice President - Marketing                         Marketing - Progresso Foods Division - Ogden Foods, Inc. -
1987-Present                                       1984-1987; Mr. Coombs has 17 years of marketing experience in
Age:  56                                           the food processing industry.

ALAN T. YOUNG                                      Vice President - Transportation - 1996-Present; Vice President
Vice President - Purchasing & Transportation       - Operations - 1991-1996; Director of Corporate Logistics -
1996-Present                                       1990-1991; Manager of Corporate Systems - 1986-1990
Age:  54

EDWARD L. BOECKEL, JR.                             Treasurer - July 1997-Present; Banking & Insurance Manager -
Treasurer (Elected July 25, 1997)                  1995-1997; Vice President - CoreStates Bank - 1992-1995
1997-Present
Age:  46

(d)      FAMILY RELATIONSHIPS OF DIRECTORS AND EXECUTIVE OFFICERS

         None.

(h)      SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires that directors and certain officers of the Corporation file reports of ownership and changes in ownership with the Securities and Exchange Commission as to the shares of Corporation Common Stock beneficially owned by them.

         Based solely on its review of copies of such forms received by it, the Corporation believes that during the Corporation's fiscal year ended June 1, 1997, all filing requirements applicable to its directors and officers were complied with in a timely fashion.

ITEM 11. EXECUTIVE COMPENSATION

(b) The following table shows, for the fiscal years ended April 2, 1995, March 31, 1996 and June 1, 1997, the cash compensation paid or accrued, as well as certain other compensation paid or accrued, to the Chief Executive Officer and the next four highly compensated executive officers of the Corporation in all capacities in which they served.

                     Table 1:  Summary Compensation Table


                             Annual Compensation

-------------------------------------------------------------------------------------------------------------------------------
(a)                               (b)         (c)                  (d)                   (e)                    (i)
-------------------------------------------------------------------------------------------------------------------------------
                                  Fiscal                                            Other Annual             All Other
Name and Principal Position       Year        Salary ($'s)        Bonus ($'s)       Compensation ($'s)       Compensation ($'s)



-------------------------------------------------------------------------------------------------------------------------------
John A. Warehime                  1997        633,348  (1)        625,000 (11)        86,269 (8)           389,120 (7)
Chairman                          1996        650,000                 -0-             62,146               332,983
                                  1995        350,000             659,500                -0-                32,982
-------------------------------------------------------------------------------------------------------------------------------
Gary T. Knisely                   1997        171,250  (2)        175,000                -0-                54,729 (3)(9)
Executive Vice President,         1996        129,900                 -0-                -0-                 7,191
Secretary & Counsel               1995        117,000              18,428                -0-                 7,700
-------------------------------------------------------------------------------------------------------------------------------
Clement A. Calabrese (10)         1997        140,969             180,000                -0-                   -0- (4)
V.P. - Sales & Trade              1996         67,346                 -0-                -0-                   -0-
Marketing                         1995            -0-                 -0-                -0-                   -0-
-------------------------------------------------------------------------------------------------------------------------------
Alan T. Young                     1997        115,240             115,240                -0-                 5,762 (5)
V.P. - Purchasing &               1996        113,800                 -0-                -0-                 6,424
Transportation                    1995        106,700              16,805                -0-                 6,887
-------------------------------------------------------------------------------------------------------------------------------
Pietro D. Giraffa, Jr.            1997         95,000              95,000                -0-                 4,472 (6)
V.P. - Controller                 1996         89,948                 -0-                -0-                 4,458
                                  1995         78,500               8,831                -0-                 5,299
-------------------------------------------------------------------------------------------------------------------------------

FOOTNOTES:

(1)                        Pursuant to the June 12, 1995 Employment Agreement, as amended
                           February 13, 1997 and August 1, 1997, between the Corporation and John
                           A. Warehime, Chairman.

(2)                        Pursuant to the January 23, 1997 Employment Agreement between the
                           Corporation and Gary T. Knisely.

(3) (4) (5) (6)            Represents corporate matching contributions to the Corporation's 401(k)
                           Savings Plan.

(7)                        Represents Corporation's payment for premiums of $29,620 for Split-
                           Dollar life insurance policy and the accrual of $350,000 for deferred compensation to be paid pursuant to the June 12, 1995 Warehime
                           Employment Agreement, as amended February 13, 1997.

(8)                        Legal and accounting fees in the amount of $86,269 and other perquisites paid pursuant to the June 12, 1995 Employment Agreement.

(9)                        Accrual of $47,000 for deferred compensation to be paid pursuant to the
                           Knisely January 23, 1997 Employment Agreement.

(10)                       Compensation information is not provided for fiscal year 1995 as Mr.
                           Calabrese was not employed by the Corporation at that time.

(11)                       See "Employment Agreements."

(f)      COMPENSATION PURSUANT TO PLANS

         (1)      RETIREMENT BENEFITS

                  The Corporation currently provides retirement benefits via a frozen non- contributory defined benefit pension plan ("Pension Plan") and a 401(k) defined contribution benefit plan.

                  PENSION PLAN

                  On June 5, 1992, the Corporation amended its Pension Plan to freeze benefit accruals effective August 31, 1992 and also took action to terminate the Pension Plan effective August 31, 1992. On November 12, 1993 the Board of Directors rescinded its previous action to terminate the Pension Plan. The Pension Plan continues to be maintained as a frozen plan with benefits frozen as of August 31, 1992. The frozen Pension Plan provides for the payment of a retirement benefit upon attainment of the normal retirement age of 65 and actual retirement from the Corporation and is not subject to offset by Social Security benefits. The normal form of benefit under the frozen Pension Plan is a qualified joint and survivor annuity for a married participant and a single life annuity for an unmarried participant. Certain optional methods of payment are also available. If a participant dies after having met the service requirements for a vested retirement benefit, a survivor benefit is payable under certain conditions. The executive officers of the Corporation listed in the Summary Compensation Table have the following frozen credited years of service and frozen accrued benefits (single life) under the frozen Pension Plan:

                                                          YEARS OF                ACCRUED
                                                          CREDITED                MONTHLY
EXECUTIVE OFFICER                                          SERVICE               BENEFITS
-----------------                                          -------               --------

John A. Warehime                                             22.67                 $4,629

Gary T. Knisely                                              12.00                  1,457

Clement A. Calabrese                                           -0-                    -0-

Alan T. Young                                                 6.50                    638

Pietro D. Giraffa, Jr.                                       18.33                  1,637


                  On January 23, 1997, the Board of Directors took action to terminate its Pension Plan, effective April 15, 1997. The frozen accrued benefits of the participants are calculated as of August 31, 1992. On June 26, 1997, Internal Revenue Service issued a determination letter indicating that the termination of the Pension Plan does not adversely affect its qualification for federal tax purposes. Distribution of the plan assets is anticipated in September 1997.

                  401(k) PLAN

                  The 401(k) defined contribution benefit plan, known as the Corporation's Retirement Savings Plan, was instituted on April 2, 1990, and amended June 5, 1992, April 4, 1994, April 28, 1995 and July 25, 1997. Certain full-time domestic employees are eligible to participate after completion of one
                  (1) year of service. Each eligible employee has the option to defer up to sixteen (16%) percent of his or her total annual cash compensation per year. On December 31st of each year, the Corporation makes a one hundred (100%) percent matching contribution in cash and or securities of the Corporation to each contributing employee's account for the first five (5%) percent deferred by each employee. Each employee has various investment options. The Plan does permit loans but does not permit early withdrawals.

(g)               DIRECTOR FEES

                  During fiscal year 1997, the policy of Board compensation was as follows: the directors of the Corporation are paid an annual retainer of $12,000 payable in equal monthly installments of $1,000 and a fee of $1,500 in person or $750 by telephone for each quarterly Board Meeting attended, plus an annual fee of $1,000 per year for service as a committee chairman and a fee of $1,000 in person or $500 by telephone for each Committee Meeting attended.

                  The directors of the Corporation were paid $195,755 as a group for fiscal year 1997 for attendance at fifteen (15) meetings of the Board and Board Committees, including reimbursement for air travel.

(h)               EMPLOYMENT AGREEMENTS

                  On June 12, 1995, the Corporation entered into a five year employment agreement with its Chief Executive Officer, John
                  A. Warehime, at an annual base salary of $650,000 with such compensation payable retroactively from April 1, 1994 (the "1995 Employment Agreement"). The 1995 Employment Agreement was amended on February 13, 1997 (the "Amended Employment Agreement") to, among other things, reduce the annual base salary payable under the agreement to $498,866, which modification was applied retroactively to April 1, 1994 (the effective date of the 1995 Employment Agreement) and modified the method of calculating bonuses payable to the employee under such agreement. As a result of these retroactive changes, Mr. Warehime is required to reimburse the Corporation for $83,024 in excess compensation previously paid to him through the deduction of such amount from annual base salary increases provided for under the terms of the Amended Employment Agreement and to waive accrued bonuses payable for fiscal 1997 under the 1995 Employment Agreement which would have equaled $2,250,000. The principal terms of Mr. Warehime's employment arrangements with the Corporation as amended by the Amended Employment Agreement are set forth below.

                  The Amended Employment Agreement provides for annual increases (but not decreases) in the employee's annual salary equal to the greater of 5% of the prior year's salary or the annual percentage increase in the Consumer Price Index (CPI). Mr. Warehime's annual base salary for fiscal 1997 was $550,000. Unless terminated by either party, the Amended Employment Agreement automatically renews annually on each anniversary date so that five years always remain on the term of the agreement. In the event the employee is terminated without cause, or in the event the employee terminates his employment after a reduction (without his written consent) of his duties or authority, compensation or similar events, the Amended Employment Agreement provides for the payment of the salary and bonus (including all other benefits) over the remaining term of the agreement. In the event of termination due to death or disability, the Amended Employment Agreement provides for the same payment to the employee (or in the event of the death of the employee, his spouse or descendants) for one year and thereafter the payment of supplemental pension benefits as described below. In addition, the Amended Employment Agreement provides for the reimbursement by the Corporation of the employee's legal and accounting fees up to $75,000 per year and reasonable business expenses incurred by the employee in connection with the business of the Corporation. The Amended Employment Agreement also provides the employee with various other benefits including the use of an automobile, disability and life insurance and a club membership.

                  The annual bonus payable to the employee under the Amended Employment Agreement is equal to $100,000 plus 10% of the Corporation's pretax earnings over $5.0 million provided that no annual bonus is payable if pretax earnings of the Corporation are less than $5.0 million. The Amended Employment Agreement limits salary and the annual bonus payment described above to an aggregate of not more than $1.0 million annually. Annual bonuses can be paid in cash or Class A Common (nonvoting) stock at the option of the employee. For the periods ended June 1, 1997, March 31, 1996 and April 2, 1995, the bonus accrued under this agreement was $450,000, $0 and $659,000, respectively.

                  The Amended Employment Agreement also provides for the annual payment of a long-term performance bonus based upon the Corporation's performance over the prior five year period as measured by its average sales growth and average increase in operating profits as compared to an industry peer group over the same period. The bonus payable is calculated based upon a formula matrix set forth in the Amended Employment Agreement, with such calculation performed by an independent management consulting firm retained by the Corporation. For the period ended June 1, 1997, the long-term performance bonus accrued under this agreement was $175,000.

                  The Amended Employment Agreement was revised effective as of August 1, 1997 to make certain clarifying changes and to require that bonus payments to Mr. Warehime in any taxable year in excess of $1.0 million would be subject to shareholder approval. At a meeting of the Class B Shareholders held on August 14, 1997, John A. Warehime, in his capacity as voting trustee of approximately 52% of the Class B Common Stock, approved such bonus payments.

                  The Amended Employment Agreement provides for annual supplemental pension benefits, commencing upon the earlier of
                  (a) five years after termination of the employee (or one year following his death or disability) or (b) the date of retirement, payable during the life of the employee and upon his death, for the life of his spouse. Such annual supplemental pension benefits are equal to 60% of average total compensation (including bonuses) over the latest three year period prior to retirement, assuming retirement at age 65 or later. Supplemental pension benefits are reduced based upon an established formula to the extent the employee retires prior to age 65. The net present value of the cost of providing this future benefit is recognized by the Corporation over the remaining expected years of service.
                  The expense recognized under this agreement was approximately $350,000 and $295,000 for the years ended June 1, 1997 and March 31, 1996, respectively, and $67,000 for the nine-week period ended May 31, 1996. Based on the estimated present value of the deferred compensation, the estimated present value at retirement (assuming retirement at age seventy) is approximately $9,800,000.

                  On January 23, 1997, the Corporation entered into a five year employment agreement with Gary T. Knisely, Executive Vice President, Secretary and Counsel of the Corporation, at an annual salary of $175,000 with such compensation payable retroactively from June 1, 1996 (the "Knisely Agreement"). Unless terminated by either party, the Knisely Agreement automatically renews annually on each anniversary date so that five years always remain on the term of the agreement. The Knisely Agreement provides for annual salary increases (but not decreases) equal to the greater of 5% of the prior year's salary or the annual percentage increase in the CPI, as well as incentive bonuses and various other benefits. As of June 1, 1997, the aggregate liability of the Corporation under this agreement for the next five years is estimated to be $1,000,000, excluding annual performance bonuses. In the event the employee is terminated without cause, or in the event the employee terminates his employment after a reduction (without his written consent) of his duties or authority, compensation or similar events, the Knisely Agreement provides for the payment of the salary and bonus (including all other benefits) over the remaining term of the agreement. In the event of termination due to death or disability, the Knisely Agreement provides for the payment of salary and bonus (including all other benefits) to the employee (or his spouse or other descendants in the event of the employee's death) for the later of one year from the date of such termination or the death of the employee.

                  The agreement also provides for annual supplemental pension benefits equal to 60% of the employee's average annual compensation (including bonuses but excluding other benefits) over the three most recent fiscal years prior to the employee's termination if the employee is no longer employed by the Corporation and the employee has attained the age of
                  55. Such annual supplemental pension benefits are payable for the remainder of the lifetime of the employee. The net present value of the cost of providing this future pension benefit is recognized by the Corporation over Mr. Knisely's expected remaining years of service. The expense recognized for supplemental pension benefits under this agreement was approximately $47,000 for the year ended June 1, 1997. Based on the estimated present value of the supplemental pension benefit, the estimated present value at retirement (assuming retirement at age sixty-five) could amount to approximately $3,100,000.

                  The Corporation also entered into change in control severance agreements with Clement A. Calabrese and Alan T. Young, which provide termination compensation to the employees upon the occurrence of certain events.

                  The Corporation is also committed to another employee, Patricia H. Townsend, under a previous employment contract, which provides for minimum salary levels, annual adjustments, as well as incentive bonuses and for a term which ends in March 2004. Provisions contained in the agreement provide for continuation of the remuneration for the remainder of the term of the agreement in the event of termination, incapacity, death or disability. The estimated commitment for future salaries through the duration of the agreement as of June 1, 1997 was approximately $480,000.

(j)               COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

                  James G. Sturgill served as a member of the Compensation Committee until January 1997. During the 1997 fiscal year, the Corporation retained James G. Sturgill as a financial consultant. See "Certain Relationships and Related Transactions - Transactions with Management and Others."

ITEM 12. SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITY HOLDERS

The following table sets forth information regarding beneficial ownership of all classes of capital stock of the Corporation by the directors, executive officers and owners of five (5%) percent or more of any class of capital stock, as well as any future rights of ownership by such individuals, as of August 10, 1997.

AS OF AUGUST 10, 1997

(a)      BENEFICIAL OWNERS

                                                                AMOUNT & NATURE
                       NAME AND ADDRESS OF                       OF BENEFICIAL                     % OF
CLASS                  BENEFICIAL OWNER                             INTEREST                      CLASS
-----                  ----------------                             --------                      -----

Common A               J. William Warehime                            8,834                        3.0%
Common B               257 Frederick Street                          78,408                       18.4%
                       Hanover, Pennsylvania 17331

Common A               Elizabeth W. Stick                            15,002                        5.1%
Common B               35 Peyton Road                                44,244                       10.4%
                       York, Pennsylvania 17403

Common A               Centre Foods Enterprises, Inc.                19,607                        6.7%
                       120 Paul Street
                       Hanover, Pennsylvania 17331

Common A               Meta L. Frey                                   3,872                         1.3%
Common B               425 Westminster Avenue, Cottage 22            27,720                         6.5%
                       Hanover, Pennsylvania 17331

Common A               Heartland Advisors, Inc.                      50,500                        17.2%
                       790 N. Milwaukee Street
                       Milwaukee, WI 53202

(b)      MANAGEMENT

DIRECTORS
---------

Common A               John A. Warehime                                  44                         .01%
Common B               RD 3, Box 281                               223,079(1)                      52.2%
                       Hanover, Pennsylvania 17331

                                                                AMOUNT & NATURE
                       NAME AND ADDRESS OF                       OF BENEFICIAL                       % OF
CLASS                  BENEFICIAL OWNER                             INTEREST                         CLASS
-----                  ----------------                             --------                         -----

Common A               Clayton J. Rohrbach, Jr.                         88(2)                         .03%
                       The Barclay, Apartment 724
                       3546 South Ocean Boulevard
                       Palm Beach, Florida 33480

Common A               Cyril T. Noel                                   301(2)                         .10%
                       344-1/2 North Street
                       McSherrystown, Pennsylvania 17344

Common A               T. Edward Lippy                                    385                         .13%
                       209 Lees Mill Road
                       Hampstead, Maryland 21074

Common A               Arthur S. Schaier                               500(2)                         .17%
                       890 West San Marcos Drive
                       Chandler, Arizona 85224

None                   James G. Sturgill                                    0                            0
                       4833 Wentz Road
                       Manchester, Maryland 21102

None                   James A. Washburn                                    0                            0
                       12643 Royce Court
                       Carmel, Indiana 46033

EXECUTIVE OFFICERS (NOT DIRECTORS)
----------------------------------

Common A               Gary T. Knisely, Esq.                            1,688                          .6%
                       Executive Vice President
                       1051 Cherry Orchard Road
                       Dover, Pennsylvania 17315

None                   Pietro D. Giraffa, Jr.                               0                            0
                       Vice President - Controller
                       281 Mt. Pleasant Road
                       Hanover, Pennsylvania 17331

None                   Clement A. Calabrese                                 0                            0
                       V.P. Sales & Trade Marketing
                       2199 Wyndtree Lane
                       Malvern, Pennsylvania 19355

                                                                AMOUNT & NATURE
                       NAME AND ADDRESS OF                       OF BENEFICIAL                  % OF
CLASS                  BENEFICIAL OWNER                             INTEREST                    CLASS
-----                  ----------------                             --------                    -----

Common A               Whitney J. Coombs                                  451                   .15%
                       V.P. Marketing
                       86 Roberts Road
                       Littlestown, Pennsylvania 17340

None                   Alan T. Young                                        0                      0
                       V.P. Purchasing & Transportation
                       21 Laurel Woods
                       Hanover, Pennsylvania 17331

None                   Edward L. Boeckel, Jr.                               0                      0
                       434 Estelle Drive
                       Lancaster, PA   17601

DIRECTORS AND OFFICERS AS A GROUP (13 PERSONS)
----------------------------------------------

Common A                                                                3,457                  1.20%
Common B                                                              223,079                 52.24%


Footnote:

(1) Currently, John A. Warehime owns directly 8,558 shares or 2.0% of the Class B Common Voting Stock. Mr. Warehime is Sole Voting Trustee with regard to the balance of Class B Common Stock shares listed (214,521) (50.2%), pursuant to Voting Trust Agreements dated April 5, 1988 and December 1, 1988, respectively, copies of which are incorporated herein by reference as Exhibits 9(a) and 9(b). Said trusts expire April 5, 1998 and December 1, 1998, respectively. See "Legal Proceedings."

(2) Does not include 809 shares of the Corporation's Class B Voting Common Stock and 4,490 shares of the Corporation's Class A Nonvoting Common Stock held by John R. Miller, Jr. which are subject to the April 22, 1997 Voting Agreement. See "Market for the Corporation's Common Stock and Related Stockholder Matters."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH MANAGEMENT AND OTHERS

During the fiscal year ended June 1, 1997, the Corporation and its subsidiaries, in the normal course of business sold finished goods, provided administrative and manufacturing services to, and leased buildings, equipment and land, purchased contracted vegetables and received travel services from related companies. These transactions are as follows:

         1. The Corporation received travel services from The Cannery Press, Inc., doing business as New Horizons Travel, in the amount of $14,000 for fiscal year 1997.

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

         4. During fiscal year 1996-1997, the Corporation rented equipment from two related parties, ARWCO Corporation and Warehime Enterprises, Inc. The rental payments pursuant to such lease agreements totaled $206,000 for fiscal year 1996-1997.

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

         7. During fiscal year 1997, the Corporation leased a two story farm house, adjoining one story guest house and adjoining ground located on Trolley Road, R.D. #3, Hanover, Heidelberg Township, Pennsylvania, for customer housing and entertainment and temporary new employee housing from John A. and Patricia M. Warehime for a total of $52,000.

         8. Pursuant to the March 3, 1989 Agreement of Sale (Exhibit 10(c)), the Corporation purchased 71.8 acres of real estate located in Penn Township, York County, from Warehime Enterprises, Inc. The total consideration, $460,000, had been paid in full as of April 1, 1993. The Corporation acquired title to the property by deed dated June 13, 1995 and recorded July 7, 1995.

         9. During the fiscal year 1997, the Corporation purchased $1,044,000 of contracted vegetables from Lippy Brothers, Inc.

         10. During the fiscal year 1997, the Corporation retained director James G. Sturgill as a financial consultant and paid him a total of $135,000 in fees, including reimbursable expenses.

         11. The Corporation repurchased 5,148 shares of the Corporation's Class B Common Stock from Cyril T. Noel, individually, and from Cyril T. Noel and Frances L. Noel, jointly, for $367,567. See "Security Ownership of Management and Certain Security Holders."

         12. During the fiscal year 1997, the Corporation sold $3,155,000 of frozen food products to Park 100 Foods, Tipton, Indiana.

NOTE: The following executive officers, directors or beneficial owners of more than five (5%) percent of the Corporation's Class B Voting Common Stocks are also beneficial owners of the following related parties with which the Corporation has and currently does business:

                                                                    PERCENTAGE OF VOTING STOCK/
                                                                           BENEFICIAL INTEREST
                                                                               OF RELATED PARTY

                  RELATED PARTY                                                 AUGUST 10, 1997
                  -------------                                                 ---------------

         1.       ARWCO CORPORATION
                  -----------------

                  John A. Warehime........................................................30.3%

         2.       CENTRE FOODS ENTERPRISES, INC.
                  ------------------------------

                  ARWCO Corporation.......................................................33.0%
                  John R. Miller, Jr......................................................33.0%

         3.       FOOD SERVICE EAST, INC. AND SUBSIDIARIES  (1)
                  ----------------------------------------

                  John A. & Patricia M. Warehime.........................................100.0%

         4.       SNYDER'S OF HANOVER, INC.
                  -------------------------

                  J. William Warehime.....................................................13.7%
                  Jane Elizabeth Stick.....................................................7.0%
                  John A. & Patricia M. Warehime...........................................7.2%

         5.       WAREHIME ENTERPRISES, INC.
                  --------------------------

                  J. William Warehime.....................................................44.4%
                  John A. Warehime........................................................14.8%

         6.       LIPPY BROTHERS, INC.
                  --------------------

                  T. Edward Lippy.........................................................37.0%

         7.       PARK 100 FOODS
                  --------------

                  James A. Washburn.......................................................80.0%

                  (1) Food Service East filed for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code on April 22, 1994. This bankruptcy was subsequently converted to Chapter 7 on October 11, 1994.

         For additional information regarding related party transactions, see
         Note 5 to the Notes to the Consolidated Financial Statements.

PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                  8-K

(a)      1.       All Financial Statements

                  Hanover Foods Corporation and Subsidiaries
                  (See Part II, Item 8, Pages _______)

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

Number                  Description
------                  -----------

3(a)                    Registrant's Amended and Restated By-laws, enacted April 25,
                        1997, are attached as Exhibit 3(a).

3(b)                    Registrant's Amended and Restated Articles of Incorporation
                        are attached as Exhibit 3(b).

3(c)                    Amendment No. 1 to Registrant's Amended and Restated Articles
                        of Incorporation is attached as Exhibit 3(c).

4(a)                    Note Agreement dated as of December 1, 1991, between the
                        Corporation and Allstate Life Insurance Company, with regard to the Corporation's $25,000,000, 8.74% Senior Notes Due March
                        15, 2007, is incorporated herein by reference to the Form 10-K filed June, 1992 wherein such Exhibit is designated as 4(a).

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

4(c)                    June 24, 1996 waiver to covenants in the December 1, 1991 Note
                        Agreement between the Corporation and Allstate Life Insurance
                        Company (the "Note Agreement") is incorporated herein by
                        reference to Exhibit 4(c) of the Form 10-K filed on July 2,
                        1996.

4(d)                    July 1, 1996 Second Amendment to December 1, 1991 Note
                        Agreement between the Corporation and Allstate Life Insurance
                        Company (the "Note Agreement") is attached as Exhibit 4(d).

Number                  DESCRIPTION
------                  -----------

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

Number                  Description
------                  -----------

10(d)                   November 14, 1986 Employment Agreement between Hanover Brands,
                        Inc., and Patricia H. Townsend is incorporated herein by
                        reference to the Form 10 filed July 28, 1989, wherein such
                        Exhibit is designated as 10(i).

                        May 10, 1991 Amendment to April 28, 1988 Agreement of Sale
10(e)                   between Warehime Enterprises, Inc. and Hanover Brands, Inc., is incorporated herein by reference to the Form 10-K filed
                        June 29, 1991, wherein such Exhibit is designated as 10(k).

10(f)                   October 1, 1994 Amendment to the June 1, 1994 Lease Agreement
                        between Hanover Foods Corporation and Food Service East, Inc.
                        is incorporated herein by reference to Exhibit 10(p) of the
                        Form 10-K filed on July 3, 1995.

10(g)                   June 12, 1995 Employment Agreement between Hanover Foods
                        Corporation and John A. Warehime is incorporated herein by reference to Exhibit 10(r) of the Form 10-K filed on July 3,
                        1995.

10(h)                   April 4, 1994 Lease Agreement between John A. and Patricia M.
                        Warehime and Hanover Foods Corporation is incorporated herein by reference to Exhibit 10(t) of the Form 10-K filed on July
                        2, 1996.

10(i)                   July 27, 1995 Installment Sales Agreement for the purchase of
                        5,148 shares of Hanover Foods Class B Voting Common Stock from
                        Cyril T. Noel, individually, and Cyril T. Noel and Frances L.
                        Noel, jointly, is incorporated herein by reference to Exhibit
                        10(u) of the Form 10-K filed on July 2, 1996.

10(j)                   April 1, 1996 Installment Sales Agreement for the purchase of
                        1,210 shares of Hanover Foods Class B Voting Common Stock and
                        5,990 shares of Hanover Foods Class A Nonvoting Common Stock from John R. Miller, Jr. is incorporated herein by reference to Exhibit 10(v) of the Form 10-K filed on July 2, 1996.

Number                  Description
------                  -----------

10(k)                   January 23, 1997 Employment Agreement between Hanover Foods
                        Corporation and Gary T. Knisely is attached as Exhibit 10(k).

10(l)                   February 13, 1997 Amendment No. 1 to June 12, 1995 Employment
                        Agreement between Hanover Foods Corporation and John A.
                        Warehime is attached as Exhibit 10(l).

10(m)                   August 1, 1997 Amendment No. 2 to June 12, 1995 Employment
                        Agreement between Hanover Foods Corporation and John A.
                        Warehime is attached as Exhibit 10(m).

10(n)                   May 21, 1997 Senior Executive Agreement between Hanover Foods
                        Corporation and Clement A. Calabrese is attached as Exhibit
                        10(n).

10(o)                   May 21, 1997 Senior Executive Agreement between Hanover Foods
                        Corporation and Alan T. Young is attached as Exhibit 10(o).

10(p) April 22, 1997 John R. Miller, Jr. Voting Agreement is attached as Exhibit 10(p).

10(q)                   Annual Top Management Cash Bonus Program is attached as
                        Exhibit 10(q).

11                      Computation of Earnings Per Share is attached as Exhibit 11.

21 A list setting forth subsidiaries of the Registrant is attached as Exhibit 21.

27                      The Financial Data Schedule is attached as Exhibit 27.

         (b)      Reports on Form 8-K

                  None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of Hanover Foods Corporation and in the capacity and on the date indicated.


DATE:   AUGUST 29, 1997

                                        HANOVER FOODS CORPORATION



                                        By: /s/ John A. Warehime
                                           -----------------------------

                                                JOHN A. WAREHIME
                                                CHAIRMAN

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Hanover Foods Corporation and in the capacities and on the date indicated.


DATE:   AUGUST 29, 1997


By: /s/ John A. Warehime                    By: /s/ T. Edward Lippy
   -----------------------------------          -------------------------------
         John A. Warehime                            T. Edward Lippy
         Chairman, Director                          Director
         (Chief Executive Officer)


By: /s/ Gary T. Knisely                     By: /s/ Clayton J. Rohrbach, Jr.
   -----------------------------------          -------------------------------
         Gary T. Knisely                             Clayton J. Rohrbach, Jr.
         Executive Vice President                    Director
         (Chief Financial Officer)


By: /s/ Pietro D. Giraffa, Jr.              By: /s/ James G. Sturgill
   -----------------------------------          -------------------------------
         Pietro D. Giraffa, Jr.                      James G. Sturgill
         Vice President - Controller                 Director
         (Chief Accounting Officer)


By: /s/ Arthur S. Schaier                   By: /s/ James A. Washburn
   -----------------------------------          -------------------------------
         Arthur S. Schaier                           James A. Washburn
         Director                                    Director


By: /s/ Cyril T. Noel
   -----------------------------------
         Cyril T. Noel
         Director

                           HANOVER FOODS CORPORATION
                                 EXHIBIT INDEX


Number               Description
------               -----------

3(a)                 Registrant's Amended and Restated By-laws, enacted April 25, 1997, are attached as Exhibit 3(a).

3(b)                 Registrant's Amended and Restated Articles of Incorporation are attached as
                     Exhibit 3(b).

3(c)                 Amendment No. 1 to Registrant's Amended and Restated Articles of Incorporation
                     is attached as Exhibit 3(c).

4(a)                 Note Agreement dated as of December 1, 1991, between the Corporation and
                     Allstate Life Insurance Company, with regard to the Corporation's $25,000,000,
                     8.74% Senior Notes Due March 15, 2007, is incorporated herein by reference to the Form 10-K filed June, 1992 wherein such Exhibit is designated as 4(a).

4(b)                 June 20, 1995 First Amendment to December 1, 1991 Note Agreement between the
                     Corporation and Allstate Life Insurance Company (the "Note Agreement") and
                     Waiver of Compliance with Section 5.9 of the Note Agreement is incorporated herein by reference to Exhibit 4(b) of the Form 10-K filed on July 3, 1995.

4(c)                 June 24, 1996 waiver to covenants in the December 1, 1991 Note Agreement between the Corporation and Allstate Life Insurance Company (the "Note Agreement") is
                     incorporated herein by reference to Exhibit 4(c) of the Form 10-K filed on July
                     2, 1996.

4(d)                 July 1, 1996 Second Amendment to December 1, 1991 Note Agreement between the
                     Corporation and Allstate Life Insurance Company (the "Note Agreement") is
                     attached as Exhibit 4(d).

9(a)                 April 5, 1988 Voting Trust Agreement is incorporated herein by reference to the
                     Form 10 filed July 28, 1989, wherein such Exhibit is designated as 9(a).

9(b)                 December 1, 1988 Voting Trust Agreement is incorporated herein by reference to the Form 10 filed July 28, 1989, wherein such Exhibit is designated as 9(b).

Number               Description
------               -----------

9(c)                 Writing dated April 5, 1988 appointing John A. Warehime as Successor Voting
                     Trustee under Voting Trust Agreement dated December 1, 1988, is incorporated herein by reference to the Form 8- K filed June 1, 1990, wherein such Exhibit is designated as 9(c).

9(d)                 Writing dated December 1, 1988 appointing John A. Warehime as Successor Voting
                     Trustee under Voting Trust Agreement dated December 1, 1988, is incorporated herein by reference to the Form 8- K filed June 1, 1990, wherein such Exhibit is designated as 9(d).

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

10(d)                November 14, 1986 Employment Agreement between Hanover Brands, Inc., and
                     Patricia H. Townsend is incorporated herein by reference to the Form 10 filed
                     July 28, 1989, wherein such Exhibit is designated as 10(i).

10(e)                May 10, 1991 Amendment to April 28, 1988 Agreement of Sale between Warehime
                     Enterprises, Inc. and Hanover Brands, Inc., is incorporated herein by reference to the Form 10-K filed June 29, 1991, wherein such Exhibit is designated as
                     10(k).

10(f)                October 1, 1994 Amendment to the June 1, 1994 Lease Agreement between Hanover
                     Foods Corporation and Food Service East, Inc. is incorporated herein by reference to Exhibit 10(p) of the Form 10-K filed on July 3, 1995.

10(g)                June 12, 1995 Employment Agreement between Hanover Foods Corporation and John A.
                     Warehime is incorporated herein by reference to Exhibit 10(r) of the Form 10-K filed on July 3, 1995.

Number               Description
------               -----------

10(h)                April 4, 1994 Lease Agreement between John A. and Patricia M. Warehime and
                     Hanover Foods Corporation is incorporated herein by reference to Exhibit 10(t)
                     of the Form 10-K filed on July 2, 1996.

10(i)                July 27, 1995 Installment Sales Agreement for the purchase of 5,148 shares of
                     Hanover Foods Class B Voting Common Stock from Cyril T. Noel, individually, and
                     Cyril T. Noel and Frances L. Noel, jointly, is incorporated herein by reference to Exhibit 10(u) of the Form 10-K filed on July 2, 1996.

10(j)                April 1, 1996 Installment Sales Agreement for the purchase of 1,210 shares of
                     Hanover Foods Class B Voting Common Stock and 5,990 shares of Hanover Foods
                     Class A Nonvoting Common Stock from John R. Miller, Jr. is incorporated herein by reference to Exhibit 10(v) of the Form 10-K filed on July 2, 1996.

10(k)                January 23, 1997 Employment Agreement between Hanover Foods Corporation and Gary
                     T. Knisely is attached as Exhibit 10(k).

10(l)                February 13, 1997 Amendment No. 1 to June 12, 1995 Employment Agreement between
                     Hanover Foods Corporation and John A. Warehime is attached as Exhibit 10(l).

10(m)                August 1, 1997 Amendment No. 2 to June 12, 1995 Employment Agreement between
                     Hanover Foods Corporation and John A. Warehime is attached as Exhibit 10(m).

10(n)                May 21, 1997 Senior Executive Agreement between Hanover Foods Corporation and
                     Clement A. Calabrese is attached as Exhibit 10(n).

10(o)                May 21, 1997 Senior Executive Agreement between Hanover Foods Corporation and
                     Alan T. Young is attached as Exhibit 10(o).

10(p)                April 22, 1997 John R. Miller, Jr. Voting Agreement is attached as Exhibit
                     10(p).

10(q)                Annual Top Management Cash Bonus Program is attached as Exhibit 10(q).

11                   Computation of Earnings Per Share is attached as Exhibit 11.

21                   A list setting forth subsidiaries of the Registrant is attached as Exhibit 21.

27                   The Financial Data Schedule is attached as Exhibit 27.