Form 10-Q
period 1997-08-31
HANOVER FOODS CORP /PA/
filed 1997-10-15
CIK 853733

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
            THE SECURITIES EXCHANGE ACT OF 1934

            For the Quarterly Period Ended August 31, 1997

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

                  Class                       Outstanding at August 31, 1997

      Class A Common Stock, $25 par value                  291,976 shares
      Class B Common Stock, $25 par value                  427,058 shares

                  HANOVER FOODS CORPORATION AND SUBSIDIARIES

                                  FORM 10-Q

                 For the Thirteen Weeks Ended August 31, 1997


Index
                                                                                 Page
Part I -- Financial Information

   Item 1 -- Financial Statements:

      Condensed Consolidated Balance Sheets
         August 31, 1997 (Unaudited) and June 1, 1997...........................  3

      Condensed Consolidated Statements of Operations
         (Unaudited), Thirteen Weeks Ended August 31, 1997
         and September 1, 1996..................................................  5

      Condensed Consolidated Statements of Stockholders'
         Equity (Unaudited), Periods Ended August 31, 1997
         and June 1, 1997.......................................................  6

      Condensed Consolidated Statements of Cash Flows
         (Unaudited), Thirteen Weeks Ended August 31, 1997
         and September 1, 1996..................................................  7

      Notes to Condensed Consolidated Financial Statements
         (Unaudited)............................................................  8

   Item 2 -- Management's Discussion and Analysis of Financial
               Condition and Results of Operations..............................  13

Part II -- Other Information....................................................  16

   Item 1 -- Legal Proceedings

   Items 2-5 -- None

   Item 6 -- Exhibits and Reports on Form 8-K...................................  18

                       PART I -- FINANCIAL INFORMATION
                         Item 1. Financial Statements
                  HANOVER FOODS CORPORATION AND SUBSIDIARIES
                    Condensed Consolidated Balance Sheets

-----------------------------------------------------------------------------------------------
ASSETS                                             August 31, 1997            June 1, 1997
                                                     (Unaudited)
-----------------------------------------------------------------------------------------------
Current Assets:
   Cash and Short-Term Cash Investments              $  3,560,000               $  3,312,000
   Accounts and Notes Receivable, Net                  21,966,000                 22,954,000
   Accounts Receivable from Related Parties, Net          717,000                    890,000
   Inventories                                         50,598,000                 41,424,000
   Prepaid Expenses                                     2.917,000                  2,064,000
   Deferred Income Taxes                                  733,000                    733,000
-----------------------------------------------------------------------------------------------
Total Current Assets                                   80,491,000                 71,377,000
-----------------------------------------------------------------------------------------------
Property, Plant and Equipment, at Cost:
   Land and Buildings                                  33,788,000                 33,398,000
   Machinery and Equipment                             83,339,000                 82,037,000
   Leasehold Improvements                                 359,000                    349,000
-----------------------------------------------------------------------------------------------
                                                      117,486,000                115,784,000
   Less Accumulated Depreciation and
      Amortization                                     68,242,000                 66,822,000
-----------------------------------------------------------------------------------------------
                                                       49,244,000                 48,962,000
   Construction in Progress                               273,000                    760,000
-----------------------------------------------------------------------------------------------
Total Property, Plant and Equipment                    49,517,000                 49,722,000
-----------------------------------------------------------------------------------------------
Other Assets and Deferred Charges:
   Intangible Assets, Less Accumulated
      Amortization of $2,008,000 and
      $2,001,000                                          438,000                    441,000
Other Assets                                            1,590,000                  2,491,000
-----------------------------------------------------------------------------------------------
Total Assets                                         $132,036,000               $124,031,000
-----------------------------------------------------------------------------------------------

     See accompanying notes to condensed consolidated financial statements.

                         PART I -- FINANCIAL INFORMATION
                     Item 1. Financial Statements, Continued
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Balance Sheets, Continued

-----------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY                    August 31, 1997               June 1, 1996
                                                          (Unaudited)
-----------------------------------------------------------------------------------------------------
Current Liabilities:
   Notes Payable - Banks                                  $ 26,209,000                $ 24,114,000
   Accounts Payable                                         21,159,000                  21,038,000
   Accrued Expenses                                         10,601,000                   6,511,000
   Current Maturities of Long-Term Debt                      2,109,000                   2,234,000
   Income Taxes Payable                                        689,000                     358,000
-----------------------------------------------------------------------------------------------------
Total Current Liabilities                                   60,767,000                  54,255,000
-----------------------------------------------------------------------------------------------------
Long-Term Debt, Less Current Maturities                     18,218,000                  16,219,000
Other Long-Term Liabilities                                  1,343,000                   1,226,000
Deferred Income Taxes                                        5,273,000                   5,174,000
-----------------------------------------------------------------------------------------------------
Total Liabilities                                           83,601,000                  76,874,000
-----------------------------------------------------------------------------------------------------
Stockholders' Equity:
   8-1/4% cumulative convertible preferred, $25 par
      value; issuable in series,
      120,000 shares authorized;
      31,536 shares issued, 15,044 shares outstanding          788,000                     788,000
   Common stock, Class A, non-voting, $25 par value;
      800,000 shares authorized, 349,234 shares
      issued, 292,986 shares at August
      31, 1997 and 292,710
      shares at June 1, 1997 outstanding                     8,729,000                   8,729,000
   Common stock, Class B, voting, $25 par value;
      880,000 shares authorized, 493,123 shares
      issued, 427,204 shares at August
      31, 1997 and 427,131
      shares at June 1, 1997 outstanding                    12,328,000                  12,328,000
   Capital Paid in Excess of Par Value                       1,623,000                   1,623,000
   Retained Earnings                                        32,891,000                  31,570,000
   Treasury Stock, at Cost                                 ( 7,909,000)                ( 7,887,000)
   Other                                                   (    15,000)                      6,000
-----------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                  48,435,000                  47,157,000
-----------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                $132,036,000                $124,031,000
-----------------------------------------------------------------------------------------------------

    See accompanying notes to condensed consolidated financial statements.

                       PART I -- FINANCIAL INFORMATION
                   Item 1. Financial Statements, Continued
                  HANOVER FOODS CORPORATION AND SUBSIDIARIES
               Condensed Consolidated Statements of Operations

---------------------------------------------------------------------------------------
                                                      Thirteen Weeks Ended
                                             August 31, 1997         September 1, 1996
                                              (Unaudited)
---------------------------------------------------------------------------------------
Net Sales                                      $ 55,892,000            $ 56,119,000
Cost of Goods Sold                               42,693,000              43,240,000
---------------------------------------------------------------------------------------

Gross Profit                                     13,199,000              12,879,000
Selling Expenses                                  7,367,000               7,540,000
Administrative Expenses                           2,336,000               2,189,000
---------------------------------------------------------------------------------------

Operating Profit                                  3,496,000               3,150,000
Interest Expense                                    885,000                 934,000
Other Expenses, Net                                 236,000                 196,000
---------------------------------------------------------------------------------------

Earnings Before Income Taxes                      2,375,000               2,020,000
Income Taxes                                        848,000                 769,000
---------------------------------------------------------------------------------------

Net Earnings                                      1,527,000               1,251,000
Dividends on Preferred Stock                          8,000                   8,000
---------------------------------------------------------------------------------------

Net Earnings Applicable to Common Stock        $  1,519,000            $  1,243,000
---------------------------------------------------------------------------------------
Earnings Per Share:
   Net Earnings, Primary                       $       2.11            $       1.72
   Dividends Per Share, Common                 $      0.275            $      0.275
   Average Shares Outstanding                       719,496                 721,935
---------------------------------------------------------------------------------------


    See accompanying notes to condensed consolidated financial statements.

                         PART I -- FINANCIAL INFORMATION
                     Item 1. Financial Statements, Continued
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
            Condensed Consolidated Statements of Stockholders' Equity
                                    Unaudited


                                                             Cumulative
                                                       Convertible Preferred
                                                               Stock                          Common Stock      Common Stock
                                                        Series A and Series B                    Class A         Class B
                                                        ---------------------                    -------         -------
                                       Total
                                   Stockholders'
                                     Equity            Shares          Amount            Shares          Amount           Shares

Balance, June 1, 1997                 $47,157,000        31,536        $788,000         349,210        $8,729,000        493,123

Net Earnings for  the Year              1,527,000

Cash Dividends Per Share:
   Preferred Stock                    (     8,000)
   Common Stock                       (   198,000)
Redemption of Common Stock
   (Class A 378 Shares and
   Class B 73 Shares)                 (    22,000)
Unrealized Gain on Investments                          (21,000)
----------------------------------------------------------------------------------------------------------------------------------
Balance, August 31, 1997              $48,435,000        31,536        $788,000         349,210        $8,729,000        493,123
==================================================================================================================================

                                                                                  Treasury
                                 Common Stock                                       Stock
                                   Class B                                          -----
                                 ------------   Capital Paid
                                                in Excess of      Retained
                                     Amount       Par Value       Earnings         Shares          Amount          Other

Balance, June 1, 1997             $12,328,000     $1,623,000     $31,570,000      138,952       $(7,887,000)     $    6,000

Net Earnings for  the Year                                         1,527,000

Cash Dividends Per Share:
   Preferred Stock                                               (     8,000)
   Common Stock                                                  (   198,000)
Redemption of Common Stock
   (Class A 378 Shares and
   Class B 73 Shares)                                                                 429       (    22,000)
Unrealized Gain on Investments                                                                                   (  21,.000)
----------------------------------------------------------------------------------------------------------------------------------
Balance, August 31, 1997          $12,328,000     $1,623,000     $32,891,000      139,381       $(7,909,000)     $(  15,000)
==================================================================================================================================

     See accompanying notes to condensed consolidated financial statements.

                         PART I -- FINANCIAL INFORMATION
                     Item 1. Financial Statements, Continued
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (Unaudited)

---------------------------------------------------------------------------------------------------
                            Thirteen Weeks Ended         August 31, 1997        September 1, 1996
---------------------------------------------------------------------------------------------------
Increase (Decrease) in Cash and Cash Equivalents
Operating Activities:
   Net Earnings                                             $ 1,527,000              $ 1,251,000
   Adjustments to Reconcile Net Earnings to Net
      Cash Used in Operating Activities:
        Depreciation and Amortization                         1,423,000                1,310,000
        Deferred Income Taxes                                    99,000              (     4,000)
   Changes in Assets and Liabilities:
        Accounts Receivable                                   1,161,000              ( 3,358,000)
        Inventory                                           ( 9,174,000)             ( 4,877,000)
        Prepaid Items                                       (   853,000)                  66,000
        Accounts Payable and Accrued Expense                  4,211,000                3,333,000
        Income Taxes Payable                                    331,000                   18,000
        Other Liabilities                                       117,000                  104,000
---------------------------------------------------------------------------------------------------
Net Cash Used in Operating Activities                       ( 1,159,000)             ( 2,157,000)
---------------------------------------------------------------------------------------------------
Investing Activities:
   (Increase) Decrease in Other Non-Current Assets              880,000                  736,000
   Acquisitions of Property, Plant and Equipment            ( 1,215,000)             ( 1,643,000)
---------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                       (   335,000)             (   907,000)
---------------------------------------------------------------------------------------------------
Financing Activities:
   Increase (Decrease) in Notes Payable                       2,095,000                4,388,000
   Payments on Long-Term Debt and Capital Leases            (   125,000)             (   309,000)
   Payment of Dividends                                     (   206,000)             (   207,000)
   Redemption of Common Stock                               (    22,000)             (    32,000)
---------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                     1,741,000                3,840,000
---------------------------------------------------------------------------------------------------
Net Increase in Cash and Cash Equivalents                       248,000                  776,000
Cash and Cash Equivalents, Beginning of Period                3,312,000                1,112,000
---------------------------------------------------------------------------------------------------
Cash and Cash Equivalents, End of Period                    $ 3,560,000              $ 1,888,000
---------------------------------------------------------------------------------------------------

    See accompanying notes to condensed consolidated financial statements.

                        PART I -- FINANCIAL INFORMATION
                    Item 1. Financial Statements, Continued
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                      August 31,1997 and September 1, 1996
                                  (Unaudited)

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

      The Corporation's fiscal year ends at the close of operations on the Sunday nearest to May 31. Accordingly, these financial statements reflect activity for the thirteen week periods ended August 31, 1997 and September 1, 1996.

      It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in Form 10-K for the Corporation's fiscal year ended June 1, 1997.

      The condensed consolidated financial statements included herein reflect all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary to present a fair statement of the results for the interim period.

      The results for interim periods are not necessarily indicative of trends or results to be expected for a full fiscal year.

(2)   SHORT-TERM BORROWINGS

      The Corporation and its subsidiaries maintain short-term unsecured lines of credit with various banks providing credit availability amounting to $80.0 million of which $26,209,000 was borrowed at August 31, 1997. The average cost of funds during the period ended August 31, 1997 was 6.0%.

                       PART I -- FINANCIAL INFORMATION

                  HANOVER FOODS CORPORATION AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                                 (Unaudited)

--------------------------------------------------------------------------------
(3)   LONG-TERM DEBT

      The long-term debt of the Corporation and its subsidiaries consist of:

                                                    August 31, 1997           June 1, 1997
---------------------------------------------------------------------------------------------------------
8.74% unsecured senior notes payable
   to an insurance company, due
   fiscal years ending 1995-2007                        $17,857,000              $17,857,000

Installment obligation payable to a
   related party, due in equal annual
   installments in fiscal years ending
   1996-2000 interest at prime rate (8.50%
   at August 31, 1997)                                      221,000                  221,000

6.33% installment obligation payable to a
   related party, due fiscal years ending
   1996-1998                                                250,000                  375,000
---------------------------------------------------------------------------------------------------------
                                                         18,328,000               18,453,000

Less current maturities                                   2,109,000                2,234,000
---------------------------------------------------------------------------------------------------------

Net Long Term Debt                                       16,219,000               16,219,000
---------------------------------------------------------------------------------------------------------

The term loan agreements with the insurance company and the agreements for seasonal borrowing with financial institutions contain various restrictive provisions including those relating to mergers and acquisitions, additional borrowing, guarantees of obligations, lease commitments, limitations on declaration and payment of dividends, repurchase of the Corporation's stock, and the maintenance of working capital and certain financial ratios.

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

                                           Thirteen Weeks Ended
                                    August 31, 1997     September 1, 1996
---------------------------------------------------------------------------

Revenues:

   Park 100 Foods, Inc.                $1,747,000        $   278,000

Corporate Charges:

   Snyder's of Hanover, Inc.               44,000             44,000

Expenditures:

   Park 100 Foods, Inc.                   142,000             92,000
   Patty & John's, Inc.                     - 0 -             10,000
   The Cannery Press, Inc.                  - 0 -             14,000
   ARWCO Corporation                        4,000              3,000
   Warehime Enterprises, Inc.               1,000             46,000
   John A. & Patricia M. Warehime          16,000             11,000
   James G. Sturgill                       24,000             20,000
   Sturgill & Associates                    - 0 -             16,000

---------------------------------------------------------------------------

                       PART I -- FINANCIAL INFORMATION
                   Item 1. Financial Statements, Continued
                  HANOVER FOODS CORPORATION AND SUBSIDIARIES
                   Notes to Condensed Financial Statements
                                 (Unaudited)

--------------------------------------------------------------------------------
The respective August 31, 1997 and June 1, 1997 account balances with related companies are as follows:

                                 August 31, 1997         June 1, 1997
-----------------------------------------------------------------------

Accounts Receivable:

   Snyder's of Hanover, Inc.    $      - 0 -            $     16,000
   Park 100 Foods, Inc.              742,000                 906,000

Accounts Payable:

   Park 100 Foods, Inc.               23,000                  30,000
   Arwco Corporation                   2,000                   - 0 -
   Warehime Enterprises, Inc.          - 0 -                   1,000

Notes Payable:
   Warehime Enterprises, Inc.        250,000                 375,000
   Cyril T. Noel                     221,000                 221,000

-----------------------------------------------------------------------

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

--------------------------------------------------------------------------------

The following comments should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the Corporation's Annual Report on Form 10-K for the fiscal year ended June 1, 1997.

RESULTS OF OPERATIONS

NET SALES

Consolidated net sales were $55.9 million for the thirteen week period ended August 31, 1997. This represents a decrease of .4% over the thirteen week period ended September 1, 1996 consolidated net sales of $56.1 million. The decrease of $.2 million was primarily due to decreased canned and frozen branded retail sales offset by increases in private label, food service sales, and industrial sales.

COST OF GOODS SOLD

Cost of goods sold were $42.7 million, or 76.4% of consolidated net sales in the thirteen week period ended August 31, 1997 and $43.2 million, or 77.1%, of consolidated net sales for the corresponding period in 1996. The decrease in cost of goods sold as a percentage of net sales resulted primarily from an increase in the average selling prices per case of product as well as reduction in cost of operation.

                       PART I -- FINANCIAL INFORMATION
               Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations, Continued
                  HANOVER FOODS CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

SELLING EXPENSES

Selling expenses were $7.4 million, or 13.2% of consolidated net sales, for the thirteen week period ended August 31, 1997 versus $7.5 million or 13.4% of consolidated net sales during the corresponding period in 1996. The decrease in selling expenses as a percentage of net sales reflects lower expenses related to coupon programs.

ADMINISTRATIVE EXPENSES

Administration expenses as a percentage of consolidated net sales were 4.2% for the thirteen week period ended August 31, 1997 compared to 3.9% for the corresponding period of 1996. This increase is attributed to increases in outside consulting services, both legal and financial.

INTEREST EXPENSE

Interest expense was $885,000 for the thirteen week period ended August 31, 1997 as compared to $934,000 for the same period in 1996. The decrease in interest is mainly due to lower average borrowings during the current period.

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

--------------------------------------------------------------------------------

OPERATING ACTIVITIES

Cash used by operating activities for the thirteen week period ended August 31, 1997 was $1.2 million as compared to $2.2 million during the same period of 1996. The combination of increased inventory levels, offset by decreases in accounts receivable and increases in accounts payable and accrued expenses utilized less cash flow. By comparison the same period in 1996 consumed more cash for increased accounts receivable offset by less cash consumed for increased inventory levels and less cash generated from increased accounts payable and accrued expenses.

INVESTING ACTIVITIES

During the thirteen week period ended August 31, 1997 the Corporation spent approximately $1.2 million for the purchase of land and plant upgrades and expansions. This compares to $1.6 million spent during the same period last year for capital projects.

FINANCING ACTIVITIES

The increase in notes payable of approximately $2.1 million during the thirteen week period ended August 31, 1997 represents borrowings made against available seasonal lines of credit from financial institutions for use in operations.

The Corporation has available seasonal lines-of-credit from financial institutions in the amount of $80.0 million of which $26.2 million was utilized as of August 31, 1997. Additional borrowings are permitted within prescribed parameters in existing debt agreements. The Corporation entered into a new credit arrangement with First National City Bank of Pennsylvania.

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

      Derivative Action

      On September 13, 1996 certain Class A common stockholders filed a complaint in equity against six of the Corporation's directors and the estate of a former director in the Court of Common Pleas of York County, Pennsylvania. The suit also named the Corporation as a nominal defendant. The suit sought various forms of relief including, but not limited to, rescission of the board's April 28, 1995 approval of John A. Warehime's 1995 Employment Agreement and the board's February 10, 1995 adjustment of directors' fees. (Since the filing of this lawsuit, John A. Warehime's 1995 Employment Agreement was amended. See Note 6 to Consolidated Financial Statements contained in the Form 10-K Report of the Corporation for the fiscal year ended June 1, 1997.) In addition, the plaintiffs sought costs and fees incident to bringing suit. On November 4, 1996, the complaint was amended to add additional plaintiffs. On June 24, 1997, the Court dismissed the amended complaint for failure to make a prior demand. An appeal has been filed from the Court's June 24, 1997 Order. On May 12, 1997, a written demand was received by the Corporation from the attorney for these Class A common stockholders containing similar allegations and these allegations are currently being investigated by a special committee of the Board of Directors.

      1997 Warehime Family Litigation

      On February 21, 1997, Michael A. Warehime, a Class B shareholder, and certain Class A shareholders filed motions for a preliminary injunction against the Corporation. John A. Warehime, in his capacity as voting trustee, and all certain directors of the Corporation in the Court of Common Pleas of York County, Pennsylvania against a proposal of the Board of Directors to amend and restate the Corporation's Articles of Incorporation in the manner hereafter described.

      On February 13, 1997, the Board of Directors proposed an amendment and restatement of the Corporation's Articles of Incorporation (the "Amended and Restated Articles") which provides that if all of the following Class B shareholders (or their Estates upon the death of such stockholders) do not agree in writing to composition of the Board of Directors or other important matters specified below on or after the 1998 annual shareholders meeting, the trustees of the Corporation's 401(k) Savings Plan (or a similar employee benefit plan), acting as fiduciaries for the employees who participate in the Plan, and the Class A shareholders may become entitled to vote in the manner described below:
      Michael A. Warehime, John A. Warehime, Sally W. Yelland, J. William Warehime and Elizabeth W. Stick. The above-named Class B shareholders are all members of the Warehime family.

      The Amended and Restated Articles create a Series C Convertible Preferred Stock and authorize the Board of Directors to issue up to 10,000 shares of such stock to the trustees of the Corporation's 401(k) Savings Plan (or a similar employee benefit plan). At least a majority of the trustees of the Corporation's 401(k) Savings Plan (or similar employee benefit plan), who are appointed by the Board of Directors, must be "disinterested directors" of the Corporation. If the Class B shareholders named above cannot unanimously agree in writing on the composition of the Board of Directors or on other matters specified below, the Amended and Restated Articles permit each of the 10,000 shares of Series C Convertible Preferred Stock the right to cast 35 votes in the election of directors, and each share of Class A Common Stock would have one-tenth (1/10) of a vote per share, thereby enabling them to influence the ultimate result of the election by the Class B shares. The Amended and Restated Articles also permit the trustees and the Class A shareholders to similarly vote on proposals to remove directors, and in connection with any proposal (not previously approved by the Board of Directors) to further amend the Articles of Incorporation or By-laws or to effectuate a merger, consolidation, division, or sale of substantially all of the assets of the Corporation. The voting power of the Series C Convertible Preferred Stock would cease five (5) years after its issuance. Under the Amended and Restated Articles, each of the shares of Series C Convertible Preferred Stock is convertible into one share of Class A Common Stock and is not entitled to vote except in the event that the Class B shareholders previously named cannot agree in writing on the composition of the Board of Directors or on the important matters specified above.

      The Amended and Restated Articles also classified the terms of the Board of Directors commencing with the election at the 1997 annual shareholders meeting and permit directors to be elected for four year terms as permitted by Pennsylvania law.

      The motions for a preliminary injunction were dismissed by the Court on June 24, 1997. The Class B shareholders on June 25, 1997 approved the Amended and Restated Articles (John A. Warehime being the sole Class B shareholder voting affirmatively, in his capacity as voting trustee) and the Amended and Restated Articles became effective June 25, 1997. Appeals have been filed from the denial of the plaintiffs' motion for a preliminary injunction.

      In August 1997, the Board of Directors proposed a further amendment (the "Amendment") to the Amended and Restated Articles to expand the definition of "disinterested directors" in the manner described below, and to approve certain performance based compensation for John A. Warehime solely for the purpose of making the Corporation eligible for a federal income tax deduction pursuant to Section 162(m) of the Internal Revenue Code of 1986, as amended. A special meeting was scheduled for August 14, 1997 (the "Special Meeting") to vote on these proposals. On August 8, 1997, Michael
      A. Warehime filed a motion in the Court of Common Pleas of York County, Pennsylvania to prevent John A. Warehime, in his capacity as voting trustee, from voting on these proposals. This motion was denied on August 11, 1997. Michael A. Warehime has filed an appeal. The Amendment and the proposal under Section 162(m) were approved by Class B Shareholders (John
      A. Warehime was the sole Class B shareholder to vote affirmatively, in his capacity as voting trustee) on August 14, 1997 and the Amendment became effective on August 14, 1997.

      Under the Amendment, the definition of "disinterested directors" means the person who, in the opinion of counsel for the Corporation, meet any of the following criteria: (i) disinterested directors as defined in Section 1715(e) of the Pennsylvania Business Corporation Law of 1988, as amended;
      (ii) persons who are not "interested" directors as defined in Section 1.23 of The American Law Institute "Principles of Corporate Governance:
      Analysis of Recommendations" (1994); or (iii) persons who qualify as members of the Audit Committee pursuant to Section 303.00 of the New York Stock Exchange's Listed Company Manual.

      Other Litigation

      On December 12, 1996, OSHA cited the Corporation with two violations of OSHA regulations arising out of accidents which occurred at its Clayton, Delaware plant. The proposed penalty for each violations is $70,000. On December 18, 1996, the Corporation filed its Notice of Contest, contesting both alleged violations and the proposed penalties. On September 22, 1997, pursuant to a final order of the U.S. Occupational Safety and Health Review Commission, the two violations were settled between the parties without admission of liability for $4,750 and $35,000, respectively.

      On March 24, 1997, OSHA cited the Corporation with twenty-two violations of OSHA regulations arising out of plant inspections which occurred at its Clayton, Delaware plant. The proposed penalty for said violations is $498,000. On April 11, 1997, the Corporation filed its Notice of Contest, contesting all of the alleged violations and the proposed penalties. On September 22, 1997, pursuant to a final order of the U.S. Occupational

      Safety and Health Review Commission, three of the twenty-two violations were settled between the parties without admission of liability for a total of $65,000. The balance of the violations remain contested by the Company.

      The Corporation is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

2.5   None

6     Exhibits and Reports on 8-K.

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


Date:       October 14, 1997

                                    HANOVER FOODS CORPORATION

                                    BY    /s/ GARY T. KNISELY
                                          -------------------------------------
                                          Gary T. Knisely
                                          Executive Vice President

                                    BY    /s/ PIETRO GIRAFFA
                                          -------------------------------------
                                          Pietro Giraffa, Controller