Form 10-Q/A
period 1997-08-31
HANOVER FOODS CORP /PA/
filed 1997-10-27
CIK 853733

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q/A


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
                                                          (Unaudited)
-----------------------------------------------------------------------------------------------------
Current Liabilities:
   Notes Payable - Banks                                  $ 26,209,000                $ 24,114,000
   Accounts Payable                                         21,159,000                  21,038,000
   Accrued Expenses                                         10,601,000                   6,511,000
   Current Maturities of Long-Term Debt                      2,109,000                   2,234,000
   Income Taxes Payable                                        689,000                     358,000
-----------------------------------------------------------------------------------------------------
Total Current Liabilities                                   60,767,000                  54,255,000
-----------------------------------------------------------------------------------------------------
Long-Term Debt, Less Current Maturities                     16,218,000                  16,219,000
Other Long-Term Liabilities                                  1,343,000                   1,226,000
Deferred Income Taxes                                        5,273,000                   5,174,000
-----------------------------------------------------------------------------------------------------
Total Liabilities                                           83,601,000                  76,874,000
-----------------------------------------------------------------------------------------------------
Stockholders' Equity:
   8-1/4% cumulative convertible preferred, $25 par
      value; issuable in series,
      120,000 shares authorized;
      31,536 shares issued, 15,044 shares outstanding          788,000                     788,000
   Common stock, Class A, non-voting, $25 par value;
      800,000 shares authorized, 349,234 shares
      issued, 292,986 shares at August
      31, 1997 and 292,710
      shares at June 1, 1997 outstanding                     8,729,000                   8,729,000
   Common stock, Class B, voting, $25 par value;
      880,000 shares authorized, 493,123 shares
      issued, 427,204 shares at August
      31, 1997 and 427,131
      shares at June 1, 1997 outstanding                    12,328,000                  12,328,000
   Capital Paid in Excess of Par Value                       1,623,000                   1,623,000
   Retained Earnings                                        32,891,000                  31,570,000
   Treasury Stock, at Cost                                 ( 7,909,000)                ( 7,887,000)
   Other                                                   (    15,000)                      6,000
-----------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                  48,435,000                  47,157,000
-----------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                $132,036,000                $124,031,000
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