Form 10-Q
period 1997-11-30
HANOVER FOODS CORP /PA/
filed 1998-01-15
CIK 853733

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended November 30, 1997

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

Yes      [X]     No       [  ]

Indicate the number of shares outstanding of issuer's classes of common stock as of the latest practicable date.

                          Class                                Outstanding at November 30, 1997
                          -----                                --------------------------------
         Class A Common Stock, $25 par value                           291,572 shares
         Class B Common Stock, $25 par value                           426,985 shares

                   HANOVER FOODS CORPORATION AND SUBSIDIARIES

                                   FORM 10-Q

                For the Twenty-Six Weeks Ended November 30, 1997


Index
                                                                                     Page
Part I -- Financial Information

   Item 1 -- Financial Statements:

         Condensed Consolidated Balance Sheets
            November 30, 1997 (Unaudited) and June 1, 1997..........................   3

         Condensed Consolidated Statements of Operations
            (Unaudited), Thirteen Weeks and Twenty-Six Weeks Ended
            November 30, 1997 and December 1, 1996..................................    5

         Condensed Consolidated Statements of Stockholders'
            Equity (Unaudited), Periods Ended November 30, 1997
            and June 1, 1997........................................................    6

         Condensed Consolidated Statements of Cash Flows
            (Unaudited), Twenty-Six Weeks Ended November 30, 1997
            and December 1, 1996....................................................    7

         Notes to Condensed Consolidated Financial Statements

            (Unaudited).............................................................    8

   Item 2 -- Management's Discussion and Analysis of Financial

                  Condition and Results of Operations...............................   13

Part II -- Other Information........................................................   17

   Item 1 -- Legal Proceedings

   Items 2-5 -- None

   Item 6 -- Exhibits and Reports on Form 8-K......................................    23

                       PART I  --  FINANCIAL INFORMATION
                         Item 1.  Financial Statements
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets

------------------------------------------------------------------------------------------
ASSETS                                               November 30, 1997        June 1, 1997
                                                         (Unaudited)
------------------------------------------------------------------------------------------
Current Assets:
   Cash and Short-Term Cash Investments               $    3,156,000       $    3,312,000
   Accounts and Notes Receivable, Net                     25,217,000           22,954,000
   Accounts Receivable from Related Parties, Net              61,000              890,000
   Inventories                                            58,018,000           41,424,000
   Prepaid Expenses                                        2,199,000            2,064,000
   Deferred Income Taxes                                     733,000              733,000
------------------------------------------------------------------------------------------
Total Current Assets                                      89,384,000           71,377,000
------------------------------------------------------------------------------------------
Property, Plant and Equipment, at Cost:
   Land and Buildings                                     34,043,000           33,398,000
   Machinery and Equipment                                83,909,000           82,037,000
   Leasehold Improvements                                    359,000              349,000
------------------------------------------------------------------------------------------
                                                         118,311,000          115,784,000
   Less Accumulated Depreciation and
      Amortization                                        69,621,000           66,822,000
------------------------------------------------------------------------------------------
                                                          48,690,000           48,962,000
   Construction in Progress                                  352,000              760,000
------------------------------------------------------------------------------------------
Total Property, Plant and Equipment                       49,042,000           49,722,000
------------------------------------------------------------------------------------------
Other Assets and Deferred Charges:
   Intangible Assets, Less Accumulated
      Amortization of $2,008,000 and
      $2,001,000                                             434,000              441,000
Other Assets                                               1,825,000            2,491,000
------------------------------------------------------------------------------------------
Total Assets                                          $  140,685,000       $  124,031,000
------------------------------------------------------------------------------------------

     See accompanying notes to condensed consolidated financial statements.

                       PART  I  --  FINANCIAL INFORMATION
                         Item 1.  Financial Statements
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets

-------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY                        November 30, 1997        June 1, 1997
                                                              (Unaudited)
-------------------------------------------------------------------------------------------------
Current Liabilities:
   Notes Payable - Banks                                      $ 27, 489,000         $ 24,114,000
   Accounts Payable                                              25,326,000           21,038,000
   Accrued Expenses                                              11,985,000            6,511,000
   Current Maturities of Long-Term Debt                           1,984,000            2,234,000
   Income Taxes Payable                                             569,000              358,000
-------------------------------------------------------------------------------------------------
Total Current Liabilities                                        67,353,000           54,255,000
-------------------------------------------------------------------------------------------------
Long-Term Debt, Less Current Maturities                          16,219,000           16,219,000
Other Long-Term Liabilities                                       1,346,000            1,226,000
Deferred Income Taxes                                             5,273,000            5,174,000
-------------------------------------------------------------------------------------------------
Total Liabilities                                                90,191,000           76,874,000
-------------------------------------------------------------------------------------------------
Stockholders' Equity:
   8 1/4% cumulative convertible preferred, $25 par value;
      issuable in series, 120,000 shares authorized;
      31,536 shares issued, 15,044 shares outstanding               788,000              788,000
   Common stock, Class A, non-voting, $25 par value;
      800,000 shares authorized, 349,234 shares issued,
      291,572 shares at November 30, 1997 and 292,354
      shares at June 1, 1997 outstanding                          8,729,000            8,729,000
   Common stock, Class B, voting, $25 par value;
      880,000 shares authorized, 493,123 shares issued,
      426,985 shares at November 30, 1997 and 427,131
      shares at June 1, 1997 outstanding                         12,328,000           12,328,000
   Capital Paid in Excess of Par Value                            1,623,000            1,623,000
   Retained Earnings                                             35,198,000           31,570,000
   Treasury Stock, at Cost                                      ( 7,932,000)         ( 7,887,000)
   Other Reserves                                               (   240,000)               6,000
-------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                       50,494,000           47,157,000
-------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                    $ 140,685,000         $124,031,000
-------------------------------------------------------------------------------------------------

     See accompanying notes to condensed consolidated financial statements.

                       PART I  --  FINANCIAL INFORMATION
                    Item 1.  Financial Statements, Continued
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations
                                  (Unaudited)

-----------------------------------------------------------------------------------------------
                                       Twenty-Six Weeks Ended            Thirteen Weeks Ended
                                    November 30,    December 1,    November 30,      December 1,
                                        1997           1996            1997             1996
-----------------------------------------------------------------------------------------------
Net Sales                         $124,002,000    $125,155,000    $ 68,110,000     $69,036,000
Cost of Goods Sold                  93,878,000      94,694,000      51,185,000      51,454,000
-----------------------------------------------------------------------------------------------
Gross Profit                        30,124,000      30,461,000      16,925,000      17,582,000

Selling Expenses                    17,327,000      17,565,000       9,960,000      10,025,000
Administrative Expenses              4,500,000       4,725,000       2,164,000       2,536,000
-----------------------------------------------------------------------------------------------
Operating Profit                     8,297,000       8,171,000       4,801,000       5,021,000

Interest Expense                     1,702,000       1,961,000         817,000       1,027,000
Other Expenses, Net                     75,000         406,000       ( 161,000)        210,000
-----------------------------------------------------------------------------------------------
Earnings Before
  Income Taxes                       6,520,000       5,804,000       4,145,000       3,784,000

Income Taxes                         2,481,000       2,239,000       1,633,000       1,470,000
-----------------------------------------------------------------------------------------------
Net Earnings                         4,039,000       3,565,000       2,512,000       2,314,000
Dividends on Preferred Stock            16,000          16,000           8,000           8,000
-----------------------------------------------------------------------------------------------
Net Earnings Applicable
  to Common Stock                 $  4,023,000    $  3,549,000    $  2,504,000     $ 2,306,000
-----------------------------------------------------------------------------------------------
Earnings Per Share:
   Net Earnings, Primary          $       5.60    $       4.93    $       3.48     $      3.21
   Dividends Per Share, Common           0.550           0.550           0.275           0.275
   Average Shares Outstanding          718,688         720,556         719,037         719,177
-----------------------------------------------------------------------------------------------

     See accompanying notes to condensed consolidated financial statements.

                       PART I  --  FINANCIAL INFORMATION
                    Item 1.  Financial Statements, Continued
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
           Condensed Consolidated Statements of Stockholders' Equity
                                   Unaudited


                                                      Cumulative
                                                Convertible Preferred
                                                           Stock                   Common Stock           Common Stock
                                                Series A and Series B                Class A                Class B
                                                ---------------------               ----------              --------
                                       Total
                                  Stockholders'
                                      Equity     Shares      Amount              Shares         Amount        Shares
Balance, June 1, 1997             $47,157,000    31,536      $788,000           349,210      $8,729,000       493,123

Net Earnings for the Year           4,039,000

Cash Dividends Per Share:

   Preferred Stock                (    16,000)

   Common Stock                   (   395,000)

Redemption of Common Stock

   (Class A 782 Shares and
   Class B 146 Shares)            (    45,000)

Unrealized Gain on Investments    (   246,000)

-------------------------------------------------------------------------------------------------------------------------
Balance, November 30, 1997        $ 50,494,000   31,536      $788,000           349,210      $8,729,000        493,123
=========================================================================================================================



                                                                          Treasury
                                                                           Stock
                                                                           -----
                                                 Capital Paid
                                                 in Excess of     Retained
                                      Amount      Par Value       Earnings       Shares        Amount           Other
Balance, June 1, 1997               $12,328,000   $1,623,000    $31,570,000      138,952     $(7,887,000)     $   6,000

Net Earnings for  the Year                                        4,039,000

Cash Dividends Per Share:

   Preferred Stock                                               (   16,000)

   Common Stock                                                  (  395,000)

Redemption of Common Stock

   (Class A 782 Shares and
   Class B 146 Shares)                                                               928       (  45,000)

Unrealized Gain on Investments                                                                                 (246,000)

-------------------------------------------------------------------------------------------------------------------------
Balance, November 30, 1997         $12,328,000    $1,623,000      $35,198,000    139,880     $(7,932,000)     $(240,000)
=========================================================================================================================





     See accompanying notes to condensed consolidated financial statements.

                       PART I  --  FINANCIAL INFORMATION
                         Item 1.  Financial Statements
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
          Condensed Consolidated Statements of Cash Flows (Unaudited)

-------------------------------------------------------------------------------------------------------
                                                    Period:  November 30, 1997       December 1, 1996
-------------------------------------------------------------------------------------------------------
Increase (Decrease) in Cash and Cash Equivalents
Operating Activities:
   Net Earnings                                                 $    4,039,000         $     3,565,000
   Adjustments to Reconcile Net Earnings to Net
      Cash Used in Operating Activities:
         Depreciation and Amortization                               2,805,000               2,704,000
         Deferred Income Taxes                                          99,000                  36,000
   Changes in Assets and Liabilities:
         Accounts Receivable                                     (   1,433,000)         (    6,545,000)
         Inventory                                               (  16,595,000)         (   12,959,000)
         Prepaid Items                                           (     135,000)                669,000
         Accounts Payable and Accrued Expense                        9,761,000               9,198,000
         Income Taxes Payable                                          212,000                 882,000
         Other Liabilities                                             121,000                 205,000
-------------------------------------------------------------------------------------------------------
Net Cash Used in Operating Activities                            (   1,126,000)         (    2,245,000)
-------------------------------------------------------------------------------------------------------
Investing Activities:
   (Increase) Decrease in Other Non-Current Assets                     420,000                 568,000
   Acquisitions of Property, Plant and Equipment                 (   2,119,000)         (    2,810,000)
-------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                            (   1,699,000)         (    2,242,000)
-------------------------------------------------------------------------------------------------------
Financing Activities:
   Increase (Decrease) in Notes Payable                              3,375,000               8,801,000
   Payments on Long-Term Debt and Capital Leases                 (     250,000)         (      402,000)
   Payment of Dividends                                          (     411,000)         (      413,000)
   Redemption of Common Stock                                    (      45,000)         (      117,000)
-------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                            2,669,000               7,869,000
-------------------------------------------------------------------------------------------------------
Net Increase in Cash and Cash Equivalent                         (     156,000)              3,382,000
Cash and Cash Equivalents, Beginning of Period                       3,312,000               1,112,000
-------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents, End of Period                       $     3,156,000         $     4,494,000
-------------------------------------------------------------------------------------------------------

     See accompanying notes to condensed consolidated financial statements.

                        PART I -- FINANCIAL INFORMATION
                    Item 1.  Financial Statements, Continued
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                     November 30, 1997 and December 1, 1996
                                  (Unaudited)

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

         The Corporation's fiscal year ends at the close of operations on the Sunday nearest to May 31. Accordingly, these financial statements reflect activity for the twenty six week periods of November 30, 1997 and December 1, 1996.

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

(2)      SHORT-TERM BORROWINGS

         The Corporation and its subsidiaries maintain short-term unsecured lines of credit with various banks providing credit availability amounting to $90.0 million of which $27,489,000 was borrowed at November 1, 1997. The average cost of funds during the period ended November 30, 1997 was 6.10%.

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

         The long-term debt of the Corporation and its subsidiaries consist of:

                                                       November 30, 1997     June 1, 1997
-------------------------------------------------------------------------------------------
8.74% unsecured senior notes payable
   to an insurance company, due
   fiscal years ending 1995-2007                     $17,857,000               $17,857,000

Installment obligation payable to a related
   party, due in equal annual installments
   in fiscal years ending 1996-2000
   interest at prime rate (8.50% at
   November 30, 1997)                                    221,000                   221,000

6.33% installment obligation payable to a
   related party, due fiscal years ending
   1996-1998                                             125,000                   375,000
-------------------------------------------------------------------------------------------
                                                      18,203,000                18,453,000

Less current maturities                                1,984,000                 2,234,000
-------------------------------------------------------------------------------------------

Net Long Term Debt                                    16,219,000                16,219,000
-------------------------------------------------------------------------------------------

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

                                          Twenty Six Weeks Ended          Thirteen Weeks Ended
                                       November 30,     December 1,   November 30,     December 1,
                                           1997            1996           1997             1996
-----------------------------------------------------------------------------------------------------
Revenues:

   Park 100 Foods, Inc.                $2,465,000      $724,000        $718,000         $446,000

Corporate Charges:

   Snyder's of Hanover, Inc.               88,000        87,000          44,000           43,000

Expenditures:

   Park 100 Foods, Inc.                   142,000       161,000               0           69,000
   Patty & John's, Inc.                         0        10,000               0                0
   The Cannery Press, Inc.                      0        14,000               0                0
   ARWCO Corporation                       10,000         7,000           6,000            4,000
   Warehime Enterprises, Inc.               2,000        47,000           1,000            1,000
   John A. & Patricia M. Warehime          30,000        23,000          14,000           12,000
   James G. Sturgill                       40,000        38,000          16,000           38,000
   Sturgill & Associates                        0        23,000               0            7,000
   Lippy Brothers, Inc.                    69,000       179,000          69,000          179,000
-----------------------------------------------------------------------------------------------------

                       PART I  --  FINANCIAL INFORMATION
                    Item 1.  Financial Statements, Continued
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
                    Notes to Condensed Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------

The respective November 30, 1997 and June 1, 1997 account balances with related companies are as follows:

                                                        November 30, 1997    June 1, 1997
-------------------------------------------------------------------------------------------
Accounts Receivable:

   Snyder's of Hanover, Inc.                                  $    20,000     $     16,000
   Park 100 Foods, Inc.                                           279,000          906,000

Accounts Payable:

   Park 100 Foods, Inc.                                             2,000           30,000
   Arwco Corporation                                                1,000            - 0 -
   Warehime Enterprises, Inc.                                       - 0 -            1,000
   Lippy Brothers, Inc.                                           235,000            - 0 -

Notes Payable:

   Warehime Enterprises, Inc.                                     125,000          375,000
   Cyril T. Noel                                                  221,000          221,000

-------------------------------------------------------------------------------------------

                        PART I -- FINANCIAL INFORMATION
                    Item 1.  Financial Statements, Continued
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------

(5)      CONTINGENCIES

         LEGAL MATTERS

         The Corporation is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

         See "Legal Proceedings" for a further description of certain legal proceedings in which the Corporation is currently involved.

         YEAR 2000

         Many existing computer programs, including those utilized the by the Company, use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000 (the "Year 2000 Issue"). The Company has evaluated the costs associated with addressing the Year 2000 Issue and has determined that such cost is not reasonably likely to affect the Company's future financial results, not is it likely to cause the Company's reported financial information not to be necessarily indicative of future operating results or future financial condition.

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

GENERAL

Prices for processed food tend to rise with overall inflation and not in line with raw farm products. Price surges in farm products due to supply shocks and crop problems are not passed on to consumers dollar for dollar. Consumers often switch from one food product that has risen to another which has not changed in price. Processors tend to absorb raw farm product price increases to remain competitive. However, when raw farm product prices drop, food processors try to retain some of the savings. The vegetable processing industry has matured in North America. The overall number of pounds of frozen and canned vegetables consumed will not significantly increase from year to year. Sales growth by processor beyond expected inflation rates and population growth will come at the expense of and loss of market share by another processor. Sales growth can increase internationally and through promotions to increase consumption through the introduction of new or improved food products.

RESULTS OF OPERATIONS

NET SALES

Consolidated net sales were $124.0 million for the twenty six week period ended November 30, 1997. The represents a decrease of .9% over the twenty six week period ended December 1, 1996 consolidated net sales of $125.2 million. Consolidated net sales were $68.1 million for the thirteen week period ended November 30, 1997, a 1.3% decrease from consolidated net sales of $69.0 million for the corresponding period in the prior year. The decrease was due to decreases in canned and frozen branded sales offset by increased food service, private label and industrial sales.

COST OF GOODS SOLD

Cost of goods sold were $93.9 million, or 75.7% of consolidated net sales in the twenty six week period ended November 1, 1997 as compared to $94.7 million, or 75.7% of consolidated net sales, for the corresponding period in 1996. Cost of goods sold was $51.2 million, or 75.2% of

                        PART I -- FINANCIAL INFORMATION
                Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                  HANOVER FOODS CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

consolidated net sales, for the thirteen week period November 30, 1997 as compared to 51.5 million, or 74.5% of consolidated net sales, for the corresponding period in 1996. The increase in cost of goods sold as a percentage of net sales for the thirteen week period ended November 30, 1997 resulted from a decrease in the average selling prices per case of product, offset by decreases in the cost of operations. The cost of goods sold as a percentage of net sales for the twenty six week period ended November 30, 1997 remains consistent with the prior year periods.

SELLING EXPENSES

Selling expenses were $17.3 million, or 14.0% of consolidated net sales, for the twenty six week period ended November 30, 1997 as compared to $17.6 million or 14.0% of consolidated net sales during the corresponding period in 1996. Selling expenses were $10.0 million or 14.6% of consolidated net sales for the thirteen week period ended November 30, 1997 compared to $10.0 million, or 14.5% of consolidated net sales, during the corresponding period in 1996. The decrease in selling expenses reflects lower expenses related to coupon programs.

ADMINISTRATIVE EXPENSES

Administration expenses as a percentage of consolidated net sales were 3.6% for the twenty six week period ended November 30, 1997 compared to 3.8% for the corresponding period of 1996. Administrative expenses as a percentage of consolidated net sales were 3.2% for the thirteen week period ended November 30, 1997 compared to 3.7% of consolidated net sales during the corresponding period in 1996. This decrease is attributed to decreases in outside consulting services, both legal and financial.

INTEREST EXPENSE

Interest expense was $1,702,000 for the twenty six week period ended November 30, 1997 as compared to $1,961,000 for the same period in 1996. Interest expense was $0.8 million for the thirteen week period ended November 30, 1997 compared to $1.0 million for the same period in 1996. The decrease in interest is mainly due to lower average short-term borrowings during the current period, as well as lower borrowing rates.

                        PART I -- FINANCIAL INFORMATION
                Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                  HANOVER FOODS CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

OTHER EXPENSES, NET

Other expenses, net was $75,000 for the twenty six week period ended November 30, 1997 as compared to $406,000 for the same period in 1996. Other expenses, net was $161,000 in income for the thirteen week period ended November 30, 1997 compared to expense of $210,000 for the same period in 1996. Gain on sale of investments, foreign exchange gain and increased interest earned attributed to the decreased expenses during both the twenty six and thirteen week periods compared to the prior periods.

LIQUIDITY AND CAPITAL RESOURCES

Management's discussion of the Corporation's financial condition should be read in conjunction with the condensed consolidated statements of cash flows appearing on page 7 of this report.

OPERATING ACTIVITIES

Cash used by operating activities for the twenty six week period ended November 30, 1997 was $1.1 million as compared to $2.2 million during the same period of 1996. The combination of increased inventory levels and accounts receivable levels, offset by increases in accounts payable and accrued expenses, utilized less cash flow. By comparison the same period in 1996 consumed more cash for increased accounts receivable offset by less cash consumed for increased inventory levels and less cash generated from increased accounts payable and accrued expenses.

INVESTING ACTIVITIES

During the twenty six week period ended November 30, 1997 the Corporation spent approximately $2.1 million for the purchase of land and plant upgrades and expansions. This compares to $2.8 million spent during the same period last year for capital projects.

                        PART I -- FINANCIAL INFORMATION
                Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                  HANOVER FOODS CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

FINANCING ACTIVITIES

The increase in notes payable of approximately $3.4 million during the twenty six week period ended November 30, 1997 represents borrowings made against available seasonal lines of credit from financial institutions for use in operations.

The Corporation has available seasonal lines-of-credit from financial institutions in the amount of $90.0 million of which $27.5 million was utilized as of November 30, 1997. Additional borrowings are permitted within prescribed parameters in existing debt agreements.

Management believes these credit facilities provide adequate cash availability for seasonal operating requirements.

                          PART II -- OTHER INFORMATION
                  HANOVER FOODS CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

1        Legal Proceedings

         1995 Warehime Family Litigation

         On February 1, 1995, Michael A. Warehime, J. William Warehime and Elizabeth W. Stick, three Class B shareholders of the Corporation, filed a compliant in the Court of Common Pleas of York County, Pennsylvania against the Corporation and John A. Warehime (Chairman of the Corporation), in his capacity as voting trustee of two voting trusts entitling him to vote approximately 52% of the Class B common stock. The Court has dismissed various claims and parties in the lawsuit and the only remaining parties are Michael A. Warehime as plaintiff and John A. Warehime as defendant. The only remaining claims are (i) a claim for breach of fiduciary duty based on exercise of powers beyond those granted by certain voting trust agreements;
         (ii) a claim for breach of fiduciary duty for use of the voting trusts in a manner harmful to their beneficiaries; (iii) and a count requesting removal of John A. Warehime as the voting trustee of the voting trusts.

         Derivative Action

         On September 13, 1996, certain Class A common stockholders filed a complaint in equity against six of the Corporation's directors and the estate of a former director in the Court of Common Pleas of York County, Pennsylvania. The suit also named the Corporation as a nominal defendant. The suit sought various forms of relief including, but not limited to, rescission of the board's April 28, 1995 approval of John A. Warehime's 1995 Employment Agreement and the board's February 10, 1995 adjustment of directors' fees. (Since the filing of this lawsuit, John A. Warehime's 1995 Employment Agreement was amended. See Note 6 to Consolidated Financial Statements contained in the Form 10-K Report of the Corporation for the fiscal year ended June 1, 1997.) In addition, the plaintiffs sought costs and fees incident
         to bringing suit.  On November 4, 1996, the complaint was    amended
         to add additional plaintiffs. On June 24, 1997, the Court dismissed the amended complaint for failure to make a prior demand. An appeal has been filed from the Court's June 24, 1997 Order. On May 12, 1997, a written demand was received by the Corporation from the attorney for those Class A common stockholders containing similar allegations and these allegations are currently being investigated by a special committee of the Board of Directors.

                          PART II -- OTHER INFORMATION
                  HANOVER FOODS CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

         1997 Warehime Family Litigation

         On February 21, 1997, Michael A. Warehime, a Class B shareholder, and certain Class A shareholders filed motions for a preliminary injunction against the Corporation, John A. Warehime, in his capacity as voting trustee, and all certain directors of the Corporation in the Court of Common Pleas of York County, Pennsylvania against a proposal of the Board of Directors to amend and restate the Corporation's Articles of Incorporation in the manner hereafter described.

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

                          PART II -- OTHER INFORMATION
                  HANOVER FOODS CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

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

                          PART II -- OTHER INFORMATION

                  HANOVER FOODS CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

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

         On March 24, 1997, OSHA cited the Corporation with twenty-two violations of OSHA regulations arising out of plant inspections which occurred at its Clayton, Delaware plant. The proposed penalty for said violations is $498,000. On April 11, 1997, the Corporation filed its Notice of Contest, contesting all of the alleged violations and the proposed penalties. On September 22, 1997, pursuant to a final order of the U.S. Occupational Safety and Health Review Commission, three of the twenty-two violations were settled between the parties without admission of liability for a total of $65,000. The Corporation and OSHA have reached a tentative settlement agreement regarding the remaining citations, by which the Corporation shall pay, without admission of liability, the sum of $95,000. The agreement will be formalized and submitted for approval in the month of January, 1998.

                          PART II -- OTHER INFORMATION
                  HANOVER FOODS CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

2-5      None

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


Date:    January 14, 1998

                                   HANOVER FOODS CORPORATION

                                   BY   /s/ GARY T. KNISELY
                                        ----------------------------------
                                        Gary T. Knisely
                                        Executive Vice President

                                   BY   /s/ PIETRO GIRAFFA
                                        ----------------------------------
                                        Pietro Giraffa, Controller