Form 10-Q
period 1998-03-01
HANOVER FOODS CORP /PA/
filed 1998-04-15
CIK 853733

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended March 1, 1998

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

                       Class                     Outstanding at March 1, 1998

         Class A Common Stock, $25 par value             291,166 shares
         Class B Common Stock, $25 par value             426,912 shares

                   HANOVER FOODS CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q

                  For the Thirty-Nine Weeks Ended March 1, 1998


Index
                                                                            Page
Part I -- Financial Information

   Item 1 -- Financial Statements:

         Condensed Consolidated Balance Sheets
            March 1, 1998 (Unaudited) and June 1, 1997.......................3-4

         Condensed Consolidated Statements of Operations
            (Unaudited), Thirteen Weeks and Thirty-Nine Weeks Ended
            March 1, 1998 and March 2, 1997................................    5

         Condensed Consolidated Statements of Stockholders'
            Equity (Unaudited), Periods Ended March 1, 1998
            and June 1, 1997...............................................    6

         Condensed Consolidated Statements of Cash Flows
            (Unaudited), Thirty-Nine Weeks Ended March 1, 1998
            and March 2, 1997..............................................    7

         Notes to Condensed Consolidated Financial Statements
            (Unaudited).................................................... 8-12

   Item 2 -- Management's Discussion and Analysis of Financial
                  Condition and Results of Operations......................13-17

Part II -- Other Information

   Item 1 -- Legal Proceedings.............................................18-22

   Items 2-5 -- None.......................................................   23

   Item 6 -- Exhibits and Reports on Form 8-K..............................24-26

                         PART I -- FINANCIAL INFORMATION
                          Item 1. Financial Statements
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets

--------------------------------------------------------------------------------------
ASSETS                                               March 1, 1998        June 1, 1997
                                                      (Unaudited)
--------------------------------------------------------------------------------------
Current Assets:
   Cash and Short-Term Cash Investments                $  3,962,000       $  3,312,000
   Accounts and Notes Receivable, Net                    26,330,000         22,954,000
   Accounts Receivable from Related Parties, Net            235,000            890,000
   Inventories                                           50,535,000         41,424,000
   Prepaid Expenses                                       2,551,000          2,064,000
   Deferred Income Taxes                                    733,000            733,000
--------------------------------------------------------------------------------------
Total Current Assets                                     84,346,000         71,377,000
--------------------------------------------------------------------------------------
Property, Plant and Equipment, at Cost:
   Land and Buildings                                    34,942,000         33,398,000
   Machinery and Equipment                               86,189,000         82,037,000
   Leasehold Improvements                                   359,000            349,000
--------------------------------------------------------------------------------------
                                                        121,490,000        115,784,000
   Less Accumulated Depreciation and
      Amortization                                       71,125,000         66,822,000
--------------------------------------------------------------------------------------
                                                         50,365,000         48,962,000
   Construction in Progress                                 384,000            760,000
--------------------------------------------------------------------------------------
Total Property, Plant and Equipment                      50,749,000         49,722,000
--------------------------------------------------------------------------------------
Other Assets and Deferred Charges:
   Intangible Assets, Less Accumulated
      Amortization of $2,029,000 and $2,019,000             530,000            441,000

Other Assets                                              1,872,000          2,491,000
--------------------------------------------------------------------------------------
Total Assets                                           $137,497,000       $124,031,000
--------------------------------------------------------------------------------------

     See accompanying notes to condensed consolidated financial statements.

          PART I -- FINANCIAL INFORMATION Item 1. Financial Statements
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets


--------------------------------------------------------------------------------------------------
  LIABILITIES AND STOCKHOLDERS' EQUITY                      March 1, 1998 (Unaudited) June 1, 1997
--------------------------------------------------------------------------------------------------
Current Liabilities:
   Notes Payable - Banks                                        $  22,182,000        $  24,114,000
   Accounts Payable                                                23,192,000           21,038,000
   Accrued Expenses                                                13,206,000            6,511,000
   Current Maturities of Long-Term Debt                             1,859,000            2,234,000
   Income Taxes Payable                                             1,039,000              358,000
--------------------------------------------------------------------------------------------------
Total Current Liabilities                                          61,478,000           54,255,000
--------------------------------------------------------------------------------------------------
Long-Term Debt, Less Current Maturities                            16,145,000           16,219,000
Other Long-Term Liabilities                                         1,349,000            1,226,000
Deferred Income Taxes                                               5,273,000            5,174,000
--------------------------------------------------------------------------------------------------
Total Liabilities                                                  84,245,000           76,874,000
--------------------------------------------------------------------------------------------------
Stockholders' Equity:
   8.25% cumulative convertible preferred, $25 par value;
      issuable in series, 120,000 shares authorized;
      31,536 shares issued, 15,044 shares outstanding                 788,000              788,000
   4.40% cumulative convertible preferred, $25 par value;
      issuable in series, 10,000 shares authorized; 10,000
      shares issued and outstanding at March 1, 1998                  250,000                - 0 -
   Common stock, Class A, non-voting, $25 par value;
      800,000 shares authorized, 349,234 shares issued,
      291,106 shares at March 1, 1998 and 292,354
      shares at June 1, 1997 outstanding                            8,729,000            8,729,000
   Common stock, Class B, voting, $25 par value;
      880,000 shares authorized, 493,123 shares issued,
      426,912 shares at March 1, 1998 and 427,131
      shares at June 1, 1997 outstanding                           12,328,000           12,328,000
   Capital Paid in Excess of Par Value                              2,143,000            1,623,000
   Retained Earnings                                               37,146,000           31,570,000
   Treasury Stock, at Cost                                         (7,973,000)          (7,887,000)
   Other Reserves                                                    (159,000)               6,000
--------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                         53,252,000           47,157,000
--------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                      $ 137,497,000        $ 124,031,000
--------------------------------------------------------------------------------------------------

     See accompanying notes to condensed consolidated financial statements.

                         PART I -- FINANCIAL INFORMATION
                     Item 1. Financial Statements, Continued
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

------------------------------------------------------------------------------------------------------------------------
                                        Thirty-Nine Weeks Ended              Thirteen Weeks Ended
                                       March 1,           March 2,          March 1,          March 2,
                                         1998               1997              1998              1997
--------------------------------------------------------------------------------------------------------
Net Sales                            $191,925,000       $190,935,000       $67,923,000       $65,780,000
Cost of Goods Sold                    144,413,000        145,407,000        50,535,000        50,713,000
--------------------------------------------------------------------------------------------------------
Gross Profit                           47,512,000         45,528,000        17,388,000        15,067,000

Selling Expenses                       27,470,000         25,995,000        10,143,000         8,430,000
Administrative Expenses                 7,452,000          7,893,000         2,952,000         3,168,000
--------------------------------------------------------------------------------------------------------
Operating Profit                       12,590,000         11,640,000         4,293,000         3,469,000
Interest Expense                        2,410,000          2,957,000           708,000           996,000
Other Expenses, Net                       245,000            584,000           170,000           178,000
--------------------------------------------------------------------------------------------------------
Earnings Before Income Taxes            9,935,000          8,099,000         3,415,000         2,295,000
Income Taxes                            3,740,000          3,060,000         1,259,000           821,000
--------------------------------------------------------------------------------------------------------
Net Earnings                            6,195,000          5,039,000         2,156,000         1,474,000
Dividends on Preferred Stock               26,000             23,000            10,000             7,000
--------------------------------------------------------------------------------------------------------
Net Earnings Applicable
  to Common Stock                    $  6,169,000       $  5,016,000       $ 2,146,000       $ 1,467,000
--------------------------------------------------------------------------------------------------------
Earnings Per Share:
   Net Earnings, Basic               $       8.58       $       6.96       $      2.98       $      2.03
   Net Earnings, Diluted                     8.55               6.93              2.97              2.03
   Dividends Per Share, Common              0.825              0.825             0.275             0.275
   Average Shares Outstanding,
       Basic                              718,609            720,556           719,037           720,556
   Average Shares Outstanding,
       Diluted                            724,347            727,160           724,775           727,160
--------------------------------------------------------------------------------------------------------

     See accompanying notes to condensed consolidated financial statements.

                         PART I -- FINANCIAL INFORMATION

                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
            Condensed Consolidated Statements of Stockholders' Equity
                                    Unaudited


                                                               Cumulative
                                                          Convertible Preferred
                                                                  Stock                   Common Stock          Common Stock
                                                            Series A,  B and C              Class A                Class B
                                         Total
                                       Stockholders'
                                         Equity             Shares       Amount        Shares       Amount    Shares       Amount
------------------------------------------------------------------------------------------------------------------------------------
Balance, June 1, 1997                  $ 47,157,000         31,536     $   788,000     349,210    $8,729,000  493,123    $12,328,000

Net Earnings for  the Year                6,195,000

Cash Dividends Per Share:

   Preferred Stock                          (26,000)
   Common Stock                            (593,000)

Redemption of Common Stock

   (Class A 1,494 Shares and
   Class B 292 Shares)                      (86,000)

Issuance of Preferred Stock Class C         770,000         10,000         250,000
Unrealized Loss on Investments             (165,000)
------------------------------------------------------------------------------------------------------------------------------------

Balance, March 1, 1998                 $ 53,252,000         41,536     $ 1,038,000     349,210    $8,729,000  493,123    $12,328,000
====================================================================================================================================



                                                                                            Treasury
                                                                                             Stock
                                         Capital Paid
                                         in Excess of      Retained
                                          Par Value        Earnings     Shares        Amount         Other
-------------------------------------------------------------------------------------------------------------
Balance, June 1, 1997                      $1,623,000    $31,570,000    138,952    $(7,887,000)    $   6,000

Net Earnings for  the Year                                 6,195,000

Cash Dividends Per Share:

   Preferred Stock                                           (26,000)
   Common Stock                                             (593,000)

Redemption of Common Stock

   (Class A 1,494 Shares and
   Class B 292 Shares)                                                    1,786        (86,000)

Issuance of Preferred Stock Class C           520,000
Unrealized Loss on Investments                                                                      (165,000)
-------------------------------------------------------------------------------------------------------------

Balance, March 1, 1998                     $2,143,000    $37,146,000    140,738    $(7,973,000)    $(159,000)
=============================================================================================================









     See accompanying notes to condensed consolidated financial statements.

                         PART I -- FINANCIAL INFORMATION
                          Item 1. Financial Statements
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (Unaudited)

-----------------------------------------------------------------------------------------------------------
                         Thirty-Nine Week Period Ended:                       March 1, 1998   March 2, 1997
-----------------------------------------------------------------------------------------------------------
Increase (Decrease) in Cash and Cash Equivalents
Operating Activities:
   Net Earnings                                                                 $ 6,195,000     $ 5,039,000
   Adjustments to Reconcile Net Earnings to Net
      Cash Used in Operating Activities:
         Depreciation and Amortization                                            4,313,000       4,097,000
         Deferred Income Taxes                                                       99,000          36,000
   Changes in Assets and Liabilities:
         Accounts Receivable                                                     (2,721,000)     (7,492,000)
         Inventory                                                               (9,111,000)     (4,700,000)
         Prepaid Items                                                             (487,000)        509,000
         Accounts Payable and Accrued Expenses                                    8,849,000       3,845,000
         Income Taxes Payable                                                       681,000          96,000
         Other Liabilities                                                          123,000         304,000
-----------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                         7,941,000       1,734,000
-----------------------------------------------------------------------------------------------------------
Investing Activities:
   (Increase) Decrease in Other Non-Current Assets                                  355,000         597,000
   Acquisitions of Property, Plant and Equipment                                 (5,330,000)     (4,228,000)
-----------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                                            (4,975,000)     (3,631,000)
-----------------------------------------------------------------------------------------------------------
Financing Activities:
   Increase (Decrease) in Notes Payable                                          (1,932,000)      5,822,000
   Payments on Long-Term Debt and Capital Leases                                   (449,000)       (742,000)
   Payment of Dividends                                                            (619,000)       (618,000)
   Redemption of Common Stock                                                       (86,000)       (117,000)
   Issuance of 4.4% Preferred Stock                                                 770,000           - 0 -
-----------------------------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Financing Activities                              (2,316,000)      4,345,000
-----------------------------------------------------------------------------------------------------------
Net Increase in Cash and Cash Equivalents                                           650,000       2,448,000
Cash and Cash Equivalents, Beginning of Period                                    3,312,000       1,112,000
-----------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents, End of Period                                        $ 3,962,000     $ 3,560,000
-----------------------------------------------------------------------------------------------------------

    See accompanying notes to condensed consolidated financial statements.

                         PART I -- FINANCIAL INFORMATION
                     Item 1. Financial Statements, Continued
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                         March 1, 1998 and March 2, 1997
                                   (Unaudited)
--------------------------------------------------------------------------------

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

         The Corporation's fiscal year ends at the close of operations on the Sunday nearest to May 31. Accordingly, these financial statements reflect activity for the thirteen and thirty-nine week periods of March 1, 1998 and March 2, 1997.

         It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in Form 10-K for the Corporation's fiscal year ended June 1, 1997.

         The condensed consolidated financial statements included herein reflect all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary to present a fair statement of the results of the interim period.

         The results for interim periods are not necessarily indicative of trends or results to be expected for a full fiscal year.

(2)      SHORT-TERM BORROWINGS

         The Corporation and its subsidiaries maintain short-term unsecured lines of credit with various banks providing credit availability amounting to $90.0 million of which $22,182,000 was borrowed at March 1, 1998. The average cost of funds during the period ended March 1, 1998 was 6.10%.

                         PART I -- FINANCIAL INFORMATION
                     Item 1. Financial Statements, Continued
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
--------------------------------------------------------------------------------

(3)      LONG-TERM DEBT

         The long-term debt of the Corporation and its subsidiaries consist of:

                                                                March 1, 1998        June 1, 1997
-------------------------------------------------------------------------------------------------
8.74% unsecured senior notes payable
   to an insurance company, due
   fiscal years ending 1995-2007                                 $17,857,000          $17,857,000

Installment obligation payable to a related
   party, due in equal annual installments
   in fiscal years ending 1996-2000
    interest at prime rate (8.50% at
   March 1, 1998)                                                    147,000              221,000

6.33% installment obligation payable to a
   related party, due fiscal years ending
   1996-1998                                                           - 0 -              375,000
-------------------------------------------------------------------------------------------------
                                                                  18,004,000           18,453,000

Less current maturities                                            1,859,000            2,234,000
-------------------------------------------------------------------------------------------------
Net Long Term Debt                                                16,145,000           16,219,000
-------------------------------------------------------------------------------------------------

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

                                          Thirty-Nine Weeks Ended                    Thirteen Weeks Ended
                                        March 1,            March 2,            March 1,             March 2,
                                          1998                1997                1998                1997
-------------------------------------------------------------------------------------------------------------
Revenues:

   Park 100 Foods, Inc.                $3,559,000          $1,362,000          $1,094,000          $  638,000

Corporate Charges:

   Snyder's of Hanover, Inc.              135,000             131,000              47,000              44,000

Expenditures:

   Park 100 Foods, Inc.                   165,000             240,000              23,000              79,000
   Patty & John's, Inc.                         0              10,000                   0                   0
   The Cannery Press, Inc.                      0              14,000                   0              14,000
   ARWCO Corporation                       15,000              11,000               5,000               4,000
   Warehime Enterprises, Inc.              97,000             177,000              95,000             130,000
   John A. & Patricia M
      Warehime                             45,000              37,000              15,000              14,000
   James G. Sturgill                       59,000              95,000              19,000              50,000
   Lippy Brothers, Inc.                   304,000           1,044,000             235,000             865,000
-------------------------------------------------------------------------------------------------------------

                         PART I -- FINANCIAL INFORMATION
                     Item 1. Financial Statements, Continued
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
                     Notes to Condensed Financial Statements
                                   (Unaudited)
--------------------------------------------------------------------------------

The respective March 1, 1998 and June 1, 1997 account balances with related companies are as follows:

                                                       March 1, 1998     June 1, 1997
-------------------------------------------------------------------------------------
Accounts Receivable:

   Snyder's of Hanover, Inc.                             $ 33,000          $ 15,000
   Park 100 Foods, Inc.                                   209,000           906,000


Accounts Payable:

   Park 100 Foods, Inc.                                     7,000            30,000
   Warehime Enterprises, Inc.                               - 0 -             1,000

Notes Payable:

   Warehime Enterprises, Inc.                               - 0 -           375,000
   Cyril T. Noel                                          147,000           221,000

-------------------------------------------------------------------------------------

(5) The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" effective with the period ended March 1, 1998, and restated all prior earnings per share amounts to conform to the provisions thereof.

                         PART I -- FINANCIAL INFORMATION
                     Item 1. Financial Statements, Continued
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
--------------------------------------------------------------------------------

(6)      CONTINGENCIES

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

GENERAL

Prices for processed food tend to rise with overall inflation and not in line with raw farm products. Price surges in farm products due to supply shocks and crop problems are not passed on to consumers dollar for dollar. Consumers often switch from one food product that has risen to another which has not changed in price. Processors tend to absorb raw farm product price increases to remain competitive. However, when raw farm product prices drop, food processors try to retain some of the savings. The Company does not expect the overall number of pounds of frozen and canned vegetables consumed to significantly increase over the next several years. Generally, the Company expects sales growth by processors beyond expected inflation rates and population growth will come at the expense of and loss of market share by another processor. Sales growth can increase internationally and through promotions to increase consumption through the introduction of new or improved food products.

RESULTS OF OPERATIONS

NET SALES

Consolidated net sales were $191.9 million for the thirty-nine week period ended March 1, 1998. This represents a decrease of .5% over the thirty-nine week period ended March 2, 1997 consolidated net sales of $190.9 million. Consolidated net sales were $67.9 million for the thirteen week period ended March 1, 1998, a 3.3% increase from consolidated net sales of $65.8 million for the corresponding period in the prior year. The increase was due to increases in canned and frozen branded sales as well as prepared salad sales.


COST OF GOODS SOLD

Cost of goods sold were $144.4 million, or 75.2% of consolidated net sales in the thirty-nine week period ended March 1, 1998 as compared to $145.4 million, or 76.1% of consolidated net sales, for the corresponding period in 1997. Cost of goods sold was $50.5 million, or 74.4% of

                         PART I -- FINANCIAL INFORMATION
                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

consolidated net sales, for the thirteen week period March 1, 1998 as compared to 50.7 million, or 77.1% of consolidated net sales, for the corresponding period in 1997. The decrease in cost of goods sold as a percentage of net sales for the thirteen week period ended March 1, 1998 resulted from a decrease in costs of operations, offset by a decrease in the average selling prices per case of product. The cost of goods sold as a percentage of net sales for the thirty-nine week period ended March 1, 1998 decreased due to reduced operation costs.

SELLING EXPENSES

Selling expenses were $27.5 million, or 14.3% of consolidated net sales, for the thirty-nine week period ended March 1, 1998 as compared to $26.0 million or 13.6% of consolidated net sales during the corresponding period in 1997. Selling expenses were $10.1 million or 14.9% of consolidated net sales for the thirteen week period ended March 1, 1998 compared to $8.4 million, or 12.8% of consolidated net sales, during the corresponding period in 1997. The increase in selling expenses reflects increased expenses related to branded promotional programs during the periods reported.

ADMINISTRATIVE EXPENSES

Administration expenses as a percentage of consolidated net sales were 3.9% for the thirty-nine week period ended March 1, 1998 compared to 4.1% for the corresponding period of 1997. Administrative expenses as a percentage of consolidated net sales were 4.3% for the thirty-nine week period ended March 1, 1998 compared to 4.8% of consolidated net sales during the corresponding period in 1997. This decrease is attributed to decreases in outside professional services, both legal and financial.

INTEREST EXPENSE

Interest expense was $2,410,000 for the thirty-nine week period ended March 1, 1998 as compared to $2,957,000 for the same period in 1997. Interest expense was $0.7 million for the thirteen week period ended March 1, 1998 compared to $1.0 million for the same period in 1997. The decrease is mainly due to lower average short-term borrowings during the current period, as well as lower borrowing rates.

                         PART I -- FINANCIAL INFORMATION
                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

OTHER EXPENSES, NET

Other expenses, net was $245,000 for the thirty-nine week period ended March 1, 1998 as compared to $584,000 for the same period in 1997. Other expenses, net was $170,000 in income for the thirteen week period ended March 1, 1998 compared to expense of $178,000 for the same period in 1997. Gain on sale of investments, foreign exchange gain and increased interest earned attributed to the decreased expenses during both the thirty-nine and thirteen week periods compared to the prior periods.

LIQUIDITY AND CAPITAL RESOURCES

Management's discussion of the Corporation's financial condition should be read in conjunction with the condensed consolidated statements of cash flows appearing on page 7 of this report.

OPERATING ACTIVITIES

Cash used by operating activities for the thirty-nine week period ended March 1, 1998 was $7.8 million as compared to $1.7 million during the same period of 1997. The combination of increased net earnings, inventory levels and accounts receivable levels, offset by increases in accounts payable and accrued expenses, increased cash flow. By comparison the same period in 1997 consumed more cash for increased accounts receivable offset by less cash consumed for increased inventory levels and less cash generated from net earnings, increased accounts payable and accrued expenses.

INVESTING ACTIVITIES

During the thirty-nine week period ended March 1, 1998, the Corporation spent approximately $5.3 million for the purchase of land and plant upgrades and expansions. This compares to $4.2 million spent during the same period last year for capital projects.

                         PART I -- FINANCIAL INFORMATION
                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

FINANCING ACTIVITIES

The decrease in notes payable of approximately $1.9 million during the thirty-nine week period ended March 1, 1998 represents lower borrowings made against available seasonal lines of credit from financial institutions for use in operations.

The Corporation issued $.8 million in preferred stock during the thirteen week period ending March 1,1998.

The Corporation has available seasonal lines-of-credit from financial institutions in the amount of $90.0 million of which $22.2 million was utilized as of March 1, 1998. Additional borrowings are permitted within parameters in existing debt agreements. Management believes these credit facilities provide adequate cash availability for seasonal operating requirements.

NEW ACCOUNTING STANDARDS

In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. These Statements establish standards for reporting and display of comprehensive income and its components and for reporting information about business segments and products in financial statements.
These Statements are effective for fiscal years beginning after December 15, 1997.

In January 1998, the FASB issued SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. This Statements establishes new disclosure requirements relating to pension and other postretirement benefits and is effective for fiscal years beginning after December 15, 1997.

Adoption of the above statements is not expected to have a material affect on the Corporation's financial statements.

                         PART I -- FINANCIAL INFORMATION
                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

YEAR 2000

Many existing computer programs, including those utilized by the Company, use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, any computer applications could fail or create erroneous results by or at the Year 2000 (the "Year 2000 Issue"). The Company has evaluated the costs associated with addressing the Year 2000 Issue to be $350,000 and has determined that such cost is not reasonably likely to materially affect the Company's future financial results.

FORWARD LOOKING STATEMENTS

When used in this Form 10-Q, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "projected," or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including but not limited to quarterly fluctuations in operating results, competition, state and federal regulation, environmental considerations, Year 2000 remediation plans, and foreign operations. Such factors, which are discussed in the Form 10-Q, could affect the Corporation's financial performance and could cause the Corporation's actual results for future periods to differ materially from any opinion or statements expressed herein with respect to future periods. As a result, the Corporation wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

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

         Derivative Action

         On September 13, 1996, certain Class A common stockholders filed a complaint in equity against six of the Corporation's directors and the estate of a former director in the Court of Common Pleas of York County, Pennsylvania. The suit also named the Corporation as a nominal defendant. The suit sought various forms of relief including, but not limited to, rescission of the board's April 28, 1995 approval of John
         A. Warehime's 1995 Employment Agreement and the board's February 10, 1995 adjustment of directors' fees. (Since the filing of this lawsuit, John A. Warehime's 1995 Employment Agreement was amended. See Note 6 to Consolidated Financial Statements contained in the Form 10-K Report of the Corporation for the fiscal year ended June 1, 1997.) In addition, the plaintiffs sought costs and fees incident to bringing suit. On November 4, 1996, the complaint was amended to add additional plaintiffs. On June 24, 1997, the Court dismissed the amended complaint for failure to make a prior demand. An appeal has been filed from the Court's June 24, 1997 Order. On May 12, 1997, a written demand was received by the Corporation from the attorney for those Class A common stockholders containing similar allegations and the allegations raised by the Class A Common stockholders were investigated by a special independent committee of the Board of Directors and found to be without merit.

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

         The proposed penalty for said violations is $498,000. On April 11, 1997, the Corporation filed its Notice of Contest, contesting all of the alleged violations and the proposed penalties. On September 22, 1997, pursuant to a final order of the U.S. Occupational Safety and Health Review Commission, three of the twenty-two violations were settled between the parties without admission of liability for a total of $65,000. In January 1998, the Corporation and OSHA settled the remaining citations, by which the Corporation paid, without admission of liability, the sum of $95,000. The settlement was approved by OSHA on February 20, 1998.

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


Date:    April 14, 1998

                                        HANOVER FOODS CORPORATION

                                        BY       /s/ Gary T. Knisely
                                                 -------------------------------
                                                 Gary T. Knisely
                                                 Executive Vice President

                                        BY       /s/ Pietro Giraffa
                                                 -------------------------------
                                                 Pietro Giraffa, Controller