Form 10-K
period 1998-05-31
HANOVER FOODS CORP /PA/
filed 1998-08-31
CIK 853733

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)

 X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 1998

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

For the transition period from                    to
                               -----------------       -------------------

Commission file number      000-17896
                       --------------------

                            HANOVER FOODS CORPORATION
             (Exact name of Registrant as specified in its charter)


                         PENNSYLVANIA                                      23-0670710
(State or other jurisdiction of incorporation or organization)       (IRS Employer I.D. No.)


      P.O. BOX 334, YORK STREET EXTENDED, HANOVER, PENNSYLVANIA 17331-0334
       (Address of principal executive offices)               (Zip code)

        Registrant's telephone number including area code: (717) 632-6000

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:



                                                 Name Of Each Exchange On
          Title Of Each Class                        Which Registered
          -------------------                        ----------------
          Class A Nonvoting Common Stock                  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.    Yes    X      No
                              -----        -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.     X
             -----

As of August 10, 1998, the estimated aggregate market value of Class B Voting Common Stock held by non-affiliates of the Registrant was $342,380. As of August 10, 1998, the estimated aggregate market value of Class A Nonvoting Common Stock held by non-affiliates of the Registrant was $12,761,287. (The exclusion of the market value of shares owned by any person shall not be deemed an admission that such person is an "affiliate" of the Registrant.) There were 426,766 shares of Class B Voting Common Stock outstanding as of August 10, 1998. There were 290,860 shares of Class A Nonvoting Common Stock outstanding as of August 10, 1998.

PART I

ITEM 1.  BUSINESS

FORWARD LOOKING STATEMENTS

When used in this Annual Report, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "projected," or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Securities litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including but not limited to quarterly fluctuations in operating results, competition, state and federal regulation, environmental considerations, foreign operations and risks associated with the Year 2000 Issue. Such factors, which are discussed in the Annual Report, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinion or statements expressed herein with respect to future periods. As a result, the Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

OVERVIEW

Hanover Foods Corporation (as used herein the term "Corporation" refers to Hanover Foods Corporation and its consolidated subsidiaries) was incorporated on December 12, 1924 in Harrisburg, Pennsylvania. The Corporation consists of two
(2) operating divisions: Hanover and L. K. Bowman Co.

In addition, the Corporation has five (5) wholly-owned subsidiaries, Tri-Co. Foods Corp., Consumers Packing Company, d/b/a Hanover Foods - Lancaster Division, Spring Glen Fresh Foods, Inc., Hanover Insurance Corporation, Ltd., and Nittany Corporation. Tri-Co. Foods Corp. in turn has two (2) wholly-owned subsidiaries, Alimentos Congelados Monte Bello, S.A., and Sunwise Corporation.

Originally, the Corporation was established to provide seasonal packing of locally grown peas, beans and other vegetables. From this beginning, the Corporation has grown to become one of the leading independent processors of canned vegetables, frozen vegetables, frozen meat products, frozen entrees, frozen soft pretzels, canned and frozen mushrooms, and fresh foods in the eastern United States. The Company's raw materials are readily available, and the Company is not dependent on a single supplier or a few suppliers. This growth has resulted from the Corporation's extended scope of operations, new product development and acquisitions. Currently, approximately 52% of the Corporation's sales volume, primarily frozen sales, is transacted during the third and fourth quarters of the Corporation's fiscal year and approximately 48% of the Corporation's sales volume, primarily canned sales, is transacted during the first and second quarters of the Corporation's fiscal year. See "Risk Factors - Industry Conditions and Price and Volume Fluctuations."


The Corporation is a vertically integrated processor of vegetable products in one industry segment. It is involved in the growing, processing, canning, freezing, freeze-drying, packaging, marketing and distribution of its products under its own trademarks, as well as other branded, customer and private labels. "See Risk Factors - General Risks of the Food Industry."

The Corporation enjoys its strongest retail sales in the mid-Atlantic states and Florida. Introduction of frozen ethnic blends, specialty vegetables, canned pasta, a frozen soft pretzel, refrigerated food, canned and frozen mushroom products has enabled the Corporation to increase and expand its distribution throughout the eastern seaboard. Distribution in the remainder of the United States is limited to food service, military and industrial customers.

OPERATIONS

The Corporation has operations at six (6) plants in Pennsylvania, one (1) plant in Delaware, one plant in New Jersey, and two (2) plants in Guatemala. The Board of Directors approved construction of a Tomato Paste Plant to be located in California. Construction cost will be approximately 5 million dollars. The costs are to be funded from operations.

PRODUCTS

The Corporation markets its products under the brand names HANOVER, HANOVER FARMS, MYERS, PHILLIPS, GIBBS, SUPERFINE, MARYLAND CHIEF, MITCHELL'S, DUTCH FARMS, SUNWISE, O&C (jarred onions only), SPRING GLEN FRESH FOODS, SUNNYSIDE FOODS, AND NOTTINGHAM.

The products sold by the Corporation under these brand names include canned vegetables, beans and pasta as well as frozen vegetables, frozen meat products, food entrees, refrigerated and fresh foods, and canned and frozen mushrooms. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Year Ended May 31, 1998 Results of Operations Compared to Year Ended June 1, 1997" in the 1998 Annual Report attached hereto as Exhibit 13 (Annual Report).

DISTRIBUTION

The Corporation's products are marketed under its brand labels and customer private labels to the consumer for home use and also to the food service trade which includes restaurants, fast food chains, hospitals and schools as well as military and other governmental uses. The Company's ten largest customers account for approximately 42% of the Company's net sales for the fiscal year ended May 31, 1998 and 27% of accounts receivable as of May 31, 1998. No single customer accounted for more than approximately 10% of net sales for the fiscal years ended May 31, 1998, June 1, 1997, and March 31, 1996. The Corporation's products are distributed directly to its customers and indirectly via independent distributors. Sales activities are conducted via Corporation employed sales personnel and independent sales brokerage firms. The Corporation also manufactures private label food products for other food companies.

COMPETITION

The Corporation markets its food products to the retail and food service sectors in the northeastern, mid-Atlantic, southeastern and midwestern areas of the United States. See "Risk Factors - Competition."

The principal methods of competition within the food processing industry are: price, promotion, advertising, product quality and service.

The Corporation competes with national processors such as Curtis Burns and Campbell and area processors such as Bush.

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

RESEARCH AND DEVELOPMENT

The Corporation engages in research and development of new products and improvement of existing products as well as the improvement and modernization of its operating plants and equipment. See Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.

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


The Corporation is also regulated by many other federal and state governmental agencies such as Occupational Safety and Health Administration (OSHA), Federal Trade Commission and U.S. Environmental Protection Agency. See "Risk Factors - Regulation" and "Legal Proceedings."

ENVIRONMENTAL CONSIDERATIONS

The Corporation continually makes investments to comply with all federal, state and local laws, environmental rules and regulations. To date, such expenditures have not been material with respect to the Corporation's capital expenditures, earnings or competitive position, and are not expected to be in the future. See "Risk Factors - Environmental Risks" and "Legal Proceedings."

SOURCES OF SUPPLY

The Corporation maintains an intimate involvement in all phases of agricultural crop production as well as direct procurement of fresh vegetables. The Corporation procures all of its fresh vegetable requirements through direct contracts with farmers who cultivate and harvest the crops according to the Corporation's specifications. In addition, the Corporation directly procures beans, tomato based products, pasta, herbs and other ingredients, as well as containers and packaging materials from outside vendors throughout the world. No supplier provides more than 10% of the raw materials or packaging materials purchased by the Corporation.

EMPLOYEES

The Corporation, its divisions and subsidiaries currently employ approximately 1,645 employees on a full-time and a seasonal basis. Approximately 1,318 employees are employed in the United States and 327 are employed in Guatemala.

A total of 577 production workers at the Hanover, PA, Centre Hall, PA and Clayton, DE plants are members of the United Food and Commercial Workers Union - Locals 1776, 72 and 56, respectively. The Hanover and Centre Hall, PA plants each have their own three (3) year contract beginning January 1, 1997 and ending December 31, 1999. The Clayton, DE plant has its own three (3) year contract beginning January 1, 1996 and ending December 31, 1998. There are no union contracts at any other plants or locations of the Corporation. The Corporation has never had any strikes or labor disputes interfering with its operations. Management considers labor relations to be excellent.

FOREIGN OPERATIONS

The Corporation's wholly-owned subsidiary, Tri-Co. Foods Corp., has two (2) wholly-owned subsidiaries, Alimentos Congelados Monte Bello, S.A., San Jose Pinula, Guatemala and Sunwise Corporation, Lakeland, Florida.


Alimentos Congelados Monte Bello, S.A. procures, processes and ships vegetables produced in Guatemala. Alimentos Congelados Monte Bello, S.A. contracts with approximately 3,000 independent farmers in Guatemala for the growing and harvesting of broccoli, cauliflower, okra and Brussels sprouts. The raw vegetable product purchased by the Corporation is frozen at one of two

Corporation plants located at San Jose Pinula, Guatemala and Teculutan,
Guatemala.

Sunwise Corporation imports and distributes the Guatemalan product to Hanover Foods Corporation.

The business of the Corporation in Guatemala is subject to the laws of Guatemala which may place restrictions and controls on such matters as ownership, imports and exports, prices, product lines and transfer of funds, and is also subject to the fluctuating exchange rate between the Guatemalan quetzal and the U.S. dollar. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Impact of Events and Commitment of Future Operations" and "Risk Factors - Risks Associated With Foreign Operations" in the Annual Report.

Information with respect to the revenue, cost of sales and identifiable assets for the Corporation's foreign operations is set forth in Note 10 to the Consolidated Financial Statements entitled "Foreign Operations" in the Annual Report.

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

Because many of the raw materials processed by the Company are agricultural crops, production of products using these crops is predominantly seasonal. As a result, the Company needs access to working capital financing to meet its production requirements during these periods. See "Management's Discussion and Analysis of Financial Condition and Results of Operation", in the Annual Report.

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

Risks Associated with Foreign Operations

Foreign operations generally involve greater risks than doing business in the United States. Foreign economies differ favorably or unfavorably from the United States' economy in such respects as the level of inflation and debt, which may result in fluctuations in the value of the country's currency and real property. Further, there may be less government regulation in various countries, and difficulty in enforcing legal rights outside the United States. Additionally, in some foreign countries, there is the possibility of expropriation or confiscatory taxation, limitations on the removal of property or other assets, political or social instability or diplomatic developments which could affect the operations and assets of U.S. companies doing business in that country. Some of these are more pronounced in third world countries such as Guatemala. At May 31, 1998, the total assets of the Corporation's foreign operations were approximately $9.3 million.

Year 2000

Many existing computer programs, including those utilized by the Company, use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, any computer applications could fail or create erroneous results by or at the Year 2000 (the "Year 2000 Issue"). The Company has retained an outside consultant to manage the Company's efforts to bring its computer system into Year 2000 compliance. The Company has contacted its customers, key suppliers and its equipment manufacturers in an attempt to ensure third party compliance. The Company has estimated the costs associated with addressing the Year 2000 Issue to be approximately $350,000.

The Company has performed a review of its non-information technology and believes that all such technology is Year 2000 compliant. Currently the Company does not have a contingency plan in the event that correction has not been timely made.

ITEM 2.  PROPERTIES

The following is a list of the Corporation's manufacturing, processing and warehousing properties. The Corporation owns each of the properties, except as noted.

UNITED STATES

Hanover, PA          -     Canned and jarred products processing, repackaging of
                           frozen vegetables, frozen soft pretzels manufacture, dry and frozen storage. Corporate research, new product development and quality assurance laboratory
                           (corporate headquarters).

Centre Hall, PA      -     Frozen vegetable processing. Dry and frozen storage.

Lancaster, PA        -     Frozen mushrooms, peppers, onions and celery,
                           freeze-dried food and ice manufacture. Dry and frozen storage.

Plumsteadville, PA   -     Frozen food entrees, meat pies and soups manufacture.
                           Dry and frozen storage.

Nottingham, PA       -     Canned mushrooms, dry storage.

Ephrata, PA          -     Refrigerated, fresh foods and soups manufacture. Dry,
                           refrigerated and frozen storage.


Millville, NJ        -     Refrigerated, fresh foods and soups manufacture. Dry,
                           refrigerated and frozen storage. The building and land is leased from Purity Group, Inc. which lease expires January 15, 2000. All equipment is owned by the company.

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

ITEM 3. LEGAL PROCEEDINGS

On February 1, 1995, Michael A. Warehime, J. William Warehime and Elizabeth W. Stick, three Class B shareholders of the Company, filed a complaint in the Court of Common Pleas of York County, Pennsylvania against the Company and John A. Warehime (Chairman of the Corporation), in his capacity as voting trustee of two voting trusts entitling him to vote approximately 52% of the Class B common stock. The Court has dismissed various claims and parties in the lawsuit and the only remaining parties are Michael A. Warehime as plaintiff and John A. Warehime as defendant. The only remaining claims are (i) a claim for breach of fiduciary duty based on exercise of powers beyond those granted by certain voting trust agreements; (ii) a claim for breach of fiduciary duty for use of the voting trusts in a manner harmful to their beneficiaries, (iii) a count requesting removal of John A. Warehime as the voting trustee of the voting trusts.

On September 13, 1996, certain Class A common stockholders filed a complaint in equity against six of the Company's directors and the estate of a former director in the Court of Common Pleas of York County, Pennsylvania (the complaint). The suit also names the Company as a nominal defendant. The suit sought various forms of relief including, but not limited to, rescission of the board's April 28, 1995 approval of John A. Warehime's 1995 Employment Agreement and the board's February 10, 1995 adjustment of directors' fees. (Since the filing of this lawsuit, John A. Warehime's 1995 Employment Agreement was amended.) In addition, the plaintiffs sought costs and fees incident to bringing suit. On November 4, 1996, the complaint was amended to add additional plaintiffs. On June 24, 1997, the Court dismissed the amended complaint for failure to make a prior demand. An appeal has been filed from the Court's June 24, 1997 Order. On May 12, 1997, a written demand was received by the Company from the attorney for those Class A common stockholders containing similar allegations and the allegations raised by the Class A common stockholders were investigated by a special independent committee of the Board of Directors and found to be without merit.

On February 21, 1997, Michael A. Warehime, a Class B shareholder, and certain Class A shareholders filed motions for a preliminary injunction against the Company, John A. Warehime, in his capacity as voting trustee, and all certain directors of the Company in the Court of Common Pleas of York County, Pennsylvania against a proposal of the Board of Directors to amend and restate the Company's Articles of Incorporation in the manner hereafter described.

On February 13, 1997, the Board of Directors proposed an amendment and restatement of the Company's Articles of Incorporation (the "Amended and Restated Articles") which provides that if all of the following Class B shareholders (or their Estates upon the death of such stockholders), Michael A. Warehime, John A. Warehime, Sally W. Yelland, J. William Warehime, and Elizabeth
W. Stick (all members of the Warehime family), do not agree in writing to the composition of the Board of Directors or other important matters specified below on or after the 1998 annual shareholders meeting, the trustees of the Company's 401(k) Savings Plan (or a similar employee benefit plan), acting as fiduciaries for the employees who participate in the Plan, and the Class A shareholders may become entitled to vote in the manner described in the document.

The Amended and Restated Articles create a Series C Convertible Preferred Stock and also classified the terms of the Board of Directors commencing with the election at the 1997 annual shareholders meeting and permit directors to be elected for four year terms as permitted by Pennsylvania law.

The motions for a preliminary injunction were dismissed by the Court on June 24, 1997. The Class B shareholders on June 25, 1997 approved the Amended and Restated Articles (John A. Warehime being the sole Class B shareholder voting affirmatively in his capacity as voting trustee) and the Amended and Restated Articles became effective June 25, 1997. Appeals have been filed from the denial of the plaintiffs' motion for a preliminary injunction.

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

Under the Amendment, the definition of "disinterested directors" means the person who, in the opinion of counsel for the Company, meet any of the following criteria: (i) disinterested directors as defined in Section 1715(e) of the Pennsylvania Business Corporation Law of 1988, as amended; (ii) persons who are not "interested" directors as defined in Section 1.23 of The American Law Institute "Principles of Corporate Governance: Analysis and Recommendations"
(1994); or (iii) persons who qualify as members of the Audit Committee pursuant to Section 303.00 of the New York Stock Exchange's Listed Company Manual.

On December 12, 1996, the Occupational Safety and Health Administration (OSHA) cited the Company with two violations of OSHA regulations arising out of accidents which occurred at its Clayton, Delaware plant. The proposed penalty for each violation was $70,000. On December 18, 1996, the Company filed its Notice of Contest, contesting both alleged violations and the proposed penalties. On September 22, 1997, pursuant to a final order of the U.S. Occupational Safety and Health Review Commission, the two violations were settled between the parties without admission of liability for $4,750 and $35,000, respectively.

On March 24, 1997, OSHA cited the Company with twenty-two violations of OSHA regulations arising out of plant inspections which occurred at its Clayton, Delaware plant. The proposed penalty for said violations was $498,000. On April 11, 1997, the Company filed its Notice of Contest, contesting all of the alleged violations and the proposed penalties. On September 22, 1997, pursuant to a final order of the U.S. Occupational Safety and Health review Commission, three of the twenty-two violations were settled between the parties without admission of liability for a total of $65,000. In January 1998, the Company and OSHA settled the remaining citations, by which the Company paid, without admission of liability, the sum of $95,000. The settlement was approved by OSHA on February 20, 1998.

The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Information contained under the caption "Market for the Registrant's Common Stock and Related Stockholder Matter" on page 34 of the Company's Annual Report to Shareholders for the year ended May 31, 1998 is incorporated herein by reference in response to this item.

ITEM 6. SELECTED FINANCIAL DATA

Information contained under the caption "Financial Highlights Five Year" on page 7 of the Company's Annual Report to Shareholders for the year ended May 31, 1998 is incorporated herein by reference in response to this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Incorporated by reference from the section entitled Management's Discussion and Analysis of Financial Condition and Results of Operation in the Company's Annual Report to Shareholders for the year ended May 31, 1998.






ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements for Hanover Foods Corporation and Subsidiaries are contained on pages 9 through 33 of the Company's Annual Report to Shareholders for the year ended May 31, 1998, and quarterly financial data is contained on page 34 of the Company's annual report to shareholders for the year ended May 31, 1998 and are incorporated herein by reference in response to this item.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Incorporated by reference from the Company's 1998 Proxy Statement which was previously filed with SEC on August 10, 1998.

(b) EXECUTIVE OFFICERS OF THE CORPORATION WHO ARE NOT ALSO DIRECTORS (AS OF AUGUST 10, 1997)


NAME, AGE, AND TERM                         PRINCIPAL OCCUPATION DURING
     OF OFFICE                                  PAST FIVE (5) YEARS
-------------------                         ---------------------------
GARY T. KNISELY, ESQUIRE                    Executive Vice President - 1995-Present;
Executive Vice President & Secretary        Vice President - Administration - 1989-1995;
1995-Present                                Counsel-1987-Present; Secretary-1987-
Age: 49                                     Present.  Mr. Knisely also acts as Chief
                                            Financial Officer of the Corporation
                                            (January 1996 - Present).

PEITRO D. GIRAFFA, JR.                      Vice President-Controller-1996-Present;
Vice President-Controller                   Controller-1984-1996.  Mr. Giraffa also
1984-Present                                Chief Accounting Officer of the Corporation
Age: 52                                     (1996-Present).

ALAN T. YOUNG                               Vice President-Transportation-1996-Present;
Vice President-Purchasing &                 Vice President-Operations-1991-1996;
Transportation                              Director of Corporate Logistics-1990-1991;
Age: 55                                     Manager of Corporate Systems-1986-1990.

EDWARD L. BOECKEL, JR.                      Treasurer-July 1997-Present; Banking &
Treasurer                                   Insurance Manager-1995-1997; Vice
1997-Present                                President CoreStates Bank-1992-1995.
Age: 47

(d)      FAMILY RELATIONSHIPS OF DIRECTORS AND EXECUTIVE OFFICERS

         None.

(h)      SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires that directors and certain officers of the Corporation file reports of ownership and changes in ownership with the Securities and Exchange Commission as to the shares of the Corporation Class A Common Stock beneficially owned by them.

         Based solely on its review of copies of such forms received by it, the Corporation believes that during the Corporation's fiscal year ended May 31, 1998, all filing requirements applicable to its directors and officers were complied with in a timely fashion.


ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference from the Corporation's 1998 Proxy Statement which was previously filed with SEC on August 10, 1998.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND CERTAIN SECURITY HOLDERS

Incorporated by reference from the Corporation's 1998 Proxy Statement which was previously filed with SEC on August 10, 1998.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference from the Corporation's 1998 Proxy Statement which was previously filed with SEC on August 10, 1998.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      1.       Financial Statements:

                  Hanover Foods Corporation and Subsidiaries (See Exhibit 13)

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


                  Number   Description
                  ------   -----------
                  3(a)     Registrant's Amended and Restated By-laws enacted
                           July 24, 1998 are attached as Exhibit 3(a).

                  3(b)     Registrant's Amended and Restated Articles of
                           Incorporation are attached as Exhibit 3(b).

                  3(c)     Amendment No. 1 to Registrant's Amended and Restated
                           Articles of Incorporation is attached as Exhibit
                           3(c).

                  Number   Description
                  ------   -----------
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

                  4(d)     July 1, 1996 Second Amendment to December 1, 1991
                           Note Agreement between the Corporation and Allstate
                           Life Insurance Company (the "Note Agreement") is incorporated by reference to Exhibit 4(d) of the Form
                           10-K filed on August 27, 1997.

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

                  Number   Description
                  ------   -----------
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

                  10(f)    October 1, 1994 Amendment to the June 1, 1994 Lease
                           Agreement between Hanover Foods Corporation and Food
                           Service East, Inc. is incorporated herein by reference to Exhibit 10(p) of the Form 10-K filed on July 3, 1995.

                  Number   Description
                  ------   -----------
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

                  10(k)    January 23, 1997 Employment Agreement between Hanover
                           Foods Corporation and Gary T. Knisely is incorporated herein by reference to Exhibit 10(k) of the Form 10-K filed on August 27, 1997.

                  10(l)    February 13, 1997 Amendment No. 1 to June 12, 1995
                           Employment Agreement between Hanover Foods
                           Corporation and John A. Warehime is incorporated herein by reference to Exhibit 10(l) of the Form 10-K filed on August 27, 1997.

                  10(m)    August 1, 1997 Amendment No. 2 to June 12, 1995
                           Employment Agreement between Hanover Foods
                           Corporation and John A. Warehime is incorporated herein by reference to Exhibit 10(m)of the Form 10-K filed on August 27, 1997.

                  Number   Description
                  ------   -----------
                  10(n)    May 21, 1997 Senior Executive Agreement between
                           Hanover Foods Corporation and Clement A. Calabrese is
                           incorporated herein by reference to Exhibit 10(n) of
                           the Form 10-K filed on August 27, 1997.

                  10(o)    May 21, 1997 Senior Executive Agreement between
                           Hanover Foods Corporation and Alan T. Young is incorporated herein by reference to Exhibit 10(o) of the Form 10-K filed on August 27, 1997.

                  10(p) April 22, 1997 John R. Miller, Jr. Voting Agreement is incorporated herein by reference to Exhibit 10(p) of the Form 10-K filed on August 27, 1997.


                  10(q) Annual Top Management Cash Bonus Program is attached as Exhibit 10(q).

                  11 Computation of Earnings Per Share is incorporated by reference from Note 11 entitled Reconciliation of Numerator and Denominator for Basic and Diluted
                           Earnings per Share in the Company's Annual Report to
                           Shareholders for the year ended May 31, 1998.

                  Number   Description
                  ------   -----------
                  13       Management's Discussion and Analysis of Financial
                           Condition and Results of Operations.

                           The following financial statements of Hanover Foods
                           Corporation and Subsidiaries are incorporated herein by reference to the Company's Annual Report to Shareholders for the year ended May 31, 1998.

                           Independent Auditors' Report

                           Consolidated Statements of Earnings for the Years
                           Ended May 31, 1998, June 1, 1997, nine weeks ended
                           June 2, 1996 and year ended March 31, 1996

                           Consolidated Balance Sheets for the Years Ended May
                           31, 1998 and June 1, 1997

                           Consolidated Statements of Stockholders' Equity for
                           the Years Ended May 31, 1998, June 1, 1997, nine
                           weeks ended June 2, 1996 and year ended March 31,
                           1996

                           Consolidated Statements of Cash Flows for the Years
                           Ended May 31, 1998, June 1, 1997, nine weeks ended
                           June 2, 1996 and year ended March 31, 1996

                           Notes to Consolidated Financial Statements for the
                           Years Ended May 31, 1998 and June 1, 1997

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


DATE:  AUGUST 28, 1998

                                        HANOVER FOODS CORPORATION



                                        By: /s/ John A. Warehime
                                            ------------------------------------
                                                JOHN A. WAREHIME
                                                Chairman, President and
                                                Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of Hanover Foods Corporation and in the capacity and on the date indicated.


DATE:  AUGUST 28, 1998


By: /s/ John A. Warehime
    ----------------------------------------
        John A. Warehime
        Chairman,  President,
        Chief Executive Officer and Director

By: /s/ Gary T. Knisely
    ----------------------------------------
        Gary T. Knisely
        Executive Vice President
        (Chief Financial Officer)

By: /s/ Pietro D. Giraffa, Jr.
    ----------------------------------------
        Pietro D. Giraffa, Jr.
        Vice President - Controller
        (Chief Accounting Officer)

By: /s/ Arthur S. Schaier
    ----------------------------------------
        Arthur S. Schaier
        Director

By: /s/ Cyril T. Noel
    ----------------------------------------
        Cyril T. Noel
        Director


By: /s/ T. Edward Lippy
    ----------------------------------------
        T. Edward Lippy
        Director


By: /s/ Clayton J. Rohrbach, Jr.
    ----------------------------------------
        Clayton J. Rohrbach, Jr.
        Director


By: /s/ James G. Sturgill
    ----------------------------------------
        James G. Sturgill
        Director


By: /s/ James A. Washburn
    ----------------------------------------
        James A. Washburn
        Director

                            HANOVER FOODS CORPORATION
                                  EXHIBIT INDEX


Number   Description
------   -----------
3(a)     Registrant's Amended and Restated By-laws enacted July 24, 1998 are attached as Exhibit 3(a).

3(b) Registrant's Amended and Restated Articles of Incorporation are incorporated herein by reference to Exhibit 3(b) of the Form 10-K filed on August 27, 1997.

3(c)     Amendment No. 1 to Registrant's Amended and Restated Articles of
         Incorporation is incorporated herein by reference to Exhibit 3(c) of the Form 10-K filed on August 27, 1997.


4(a) Note Agreement dated as of December 1, 1991, between the Corporation and Allstate Life Insurance Company, with regard to the Corporation's
         $25,000,000, 8.74% Senior Notes Due March 15, 2007, is incorporated herein by reference to the Form 10-K filed June, 1992 wherein such
         Exhibit is incorporated herein by reference to Exhibit 4(a) of the Form
         10-K filed on August 27, 1997.

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

4(d) July 1, 1996 Second Amendment to December 1, 1991 Note Agreement between the Corporation and Allstate Life Insurance Company (the "Note
         Agreement") is incorporated herein by reference to Exhibit 4(d) of the Form 10-K filed on August 27, 1998.

9(a) April 5, 1988 Voting Trust Agreement is incorporated herein by reference to the Form 10 filed July 28, 1989, wherein such Exhibit is designated as 9(a).

Number   Description
------   -----------
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

10(k) January 23, 1997 Employment Agreement between Hanover Foods Corporation and Gary T. Knisely is incorporated herein by reference to Exhibit
         10(k) of the Form 10-Kfiled on August 27, 1997.

10(l) February 13, 1997 Amendment No. 1 to June 12, 1995 Employment Agreement between Hanover Foods Corporation and John A. Warehime is incorporated herein by reference to Exhibit 10(l) of the Form 10-K filed on August
         27, 1997.

10(m) August 1, 1997 Amendment No. 2 to June 12, 1995 Employment Agreement between Hanover Foods Corporation and John A. Warehime is incorporated herein by reference to Exhibit 10(m) of the Form 10-K filed on August
         27, 1997.

10(n)    May 21, 1997 Senior Executive Agreement between Hanover Foods
         Corporation and Clement A. Calabrese is incorporated herein by reference to Exhibit 10(n) of the Form 10-K filed on August 27, 1997.

10(o)    May 21, 1997 Senior Executive Agreement between Hanover Foods
         Corporation and Alan T. Young is incorporated herein by reference to as
         Exhibit 10(o) of the Form 10-K filed on August 27, 1997.

10(p) April 22, 1997 John R. Miller, Jr. Voting Agreement is incorporated herein by reference to as Exhibit 10(p) of the Form 10-K filed on August 27, 1997.

10(q)    Annual Top Management Cash Bonus Program is attached as Exhibit 10(q).

Number   Description
------   -----------
11       Computation of Earnings Per Share is incorporated by reference from
         Note 11 entitled Reconciliation of Numerator and Denominator for Basic
         and Diluted Earnings per Share in the Company's Annual Report to
         Shareholders for the year ended May 31, 1998

13 Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following financial statements of Hanover Foods Corporation and Subsidiaries are incorporated herein by reference to the Company's
         Annual Report to Shareholders for the year ended May 31, 1998

         Independent Auditors' Report

         Consolidated Statements of Earnings for the Years Ended May 31, 1998 and June 1, 1997, nine weeks ended June 2, 1996 and year ended March
         31, 1996

         Consolidated Balance Sheets for the Years Ended May 31, 1998 and June
         1, 1997

         Consolidated Statements of Stockholders' Equity for the Years Ended May
         31, 1998 and June 1, 1997, nine weeks ended June 2, 1996 and year ended
         March 31, 1996

         Consolidated Statements of Cash Flows for the Years Ended May 31, 1998 and June 1, 1997, nine weeks ended June 2, 1996 and year ended March
         31, 1996

         Notes to Consolidated Financial Statements for the Years Ended May 31,
         1998 and June 1, 1997

21       A list setting forth subsidiaries of the Registrant is attached as
         Exhibit 21.

27       The Financial Data Schedule is attached as Exhibit 27.