Form 10-Q
period 1998-08-30
HANOVER FOODS CORP /PA/
filed 1998-10-14
CIK 853733

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended August 30, 1998

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

                 Class                       Outstanding at August 30, 1998

    Class A Common Stock, $25 par value             290,504 shares
    Class B Common Stock, $25 par value             426,693 shares

                   HANOVER FOODS CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q

                  For the Thirteen Weeks Ended August 30, 1998


Index
                                                                            Page
Part I -- Financial Information

   Item 1 -- Financial Statements:

         Condensed Consolidated Balance Sheets
            August 30, 1998 (Unaudited) and May 31, 1998................       3

         Condensed Consolidated Statements of Operations
            (Unaudited), Thirteen Weeks Ended August 30, 1998
            and August 31, 1997.........................................       5

         Condensed Consolidated Statements of Stockholders'
            Equity (Unaudited), Periods Ended August 30, 1998
            and May 31, 1998............................................       6

         Condensed Consolidated Statements of Cash Flows
            (Unaudited), Thirteen Weeks Ended August 30, 1998
            and August 31, 1997.........................................      7

         Notes to Condensed Consolidated Financial Statements
            (Unaudited).................................................       8

   Item 2 -- Management's Discussion and Analysis of Financial
                  Condition and Results of Operations...................      17

Part II -- Other Information............................................      21

   Item      1 -- Legal Proceedings.....................................      21
   Items   2-3 -- None..................................................      23
   Item      4 -- Submission of Matters to a Vote of Security Holders...      23
   Item      5 -- None..................................................      24
   Item      6 -- Exhibits and Reports  on Form 8-K.....................      24

                         PART I -- FINANCIAL INFORMATION
                          Item 1. Financial Statements
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets

ASSETS                                             August 30, 1998  May 31, 1998
                                                     (Unaudited)
Current Assets:
   Cash and Short-Term Cash Investments             $  3,201,000    $  2,337,000
   Accounts and Notes Receivable, Net                 20,848,000      23,429,000
   Accounts Receivable from Related Parties, Net         415,000         389,000
   Inventories                                        55,372,000      42,962,000
   Prepaid Expenses                                    3,184,000       2,244,000
   Deferred Income Taxes                                 365,000         365,000
                                                    ------------    ------------

Total Current Assets                                  83,385,000      71,726,000
                                                    ------------    ------------
Property, Plant and Equipment, at Cost:
   Land and Buildings                                 39,965,000      35,171,000
   Machinery and Equipment                            89,638,000      86,965,000
   Leasehold Improvements                                381,000         374,000
                                                    ------------    ------------
                                                     129,984,000     122,510,000
   Less Accumulated Depreciation and
      Amortization                                    73,855,000      72,641,000
                                                    ------------    ------------
                                                      56,129,000      49,869,000
   Construction in Progress                               30,000       4,411,000
                                                    ------------    ------------
Total Property, Plant and Equipment                   56,159,000      54,280,000
                                                    ------------    ------------
Other Assets and Deferred Charges:
   Intangible Assets, Net                              2,377,000       2,323,000
Other Assets                                           1,663,000       2,678,000
                                                    ------------    ------------
Total Assets                                        $143,584,000    $131,007,000
                                                    ------------    ------------

     See accompanying notes to condensed consolidated financial statements.

          PART I -- FINANCIAL INFORMATION Item 1. Financial Statements
                 HANOVER FOODS CORPORATION AND SUBSIDIARIES --
                     Condensed Consolidated Balance Sheets

LIABILITIES AND STOCKHOLDERS' EQUITY                        August 30, 1998    May 31, 1998
                                                              (Unaudited)
Current Liabilities:
   Notes Payable - Banks                                     $  28,636,000     $  19,874,000
   Accounts Payable                                             25,081,000        23,979,000
   Accrued Expenses                                             10,022,000         7,717,000
   Current Maturities of Long-Term Debt                          1,859,000         1,859,000
   Income Taxes Payable                                            619,000         1,498,000
                                                             -------------     -------------
Total Current Liabilities                                       66,217,000        54,927,000
                                                             -------------     -------------
Long-Term Debt, Less Current Maturities                         14,359,000        14,359,000
Other Long-Term Liabilities                                      1,703,000         1,565,000
Deferred Income Taxes                                            4,618,000         4,686,000
                                                             -------------     -------------
Total Liabilities                                               86,897,000        75,537,000
                                                             -------------     -------------
Stockholders' Equity:
   8.25% cumulative convertible preferred, $25 par value;
      issuable in series, 120,000 shares authorized;
      31,536 shares issued, 15,044 shares outstanding              788,000           788,000
   4.40% cumulative convertible preferred, $25 par value;
      issuable in series, 10,000 shares authorized;
      10,000 shares issued and outstanding                         250,000           250,000

  Common stock, Class A, non-voting, $25 par value;
      800,000 shares authorized, 349,210 shares issued,
      290,504 shares at August 30, 1998 and 290,860
      shares at May 31, 1998 outstanding                         8,729,000         8,729,000
   Common stock, Class B, voting, $25 par value;
      880,000 shares authorized, 493,123 shares issued,
      426,693 shares at August 30, 1998 and 426,766
      shares at May 31, 1998 outstanding                        12,328,000        12,328,000
   Capital Paid in Excess of Par Value                           2,143,000         2,143,000
   Retained Earnings                                            40,487,000        39,179,000
   Treasury Stock, at Cost                                      (8,013,000)       (7,993,000)
   Other Comprehensive Income                                      (25,000)           46,000
                                                             -------------     -------------
Total Stockholders' Equity                                      56,687,000        55,470,000
                                                             -------------     -------------
Total Liabilities and Stockholders' Equity                   $ 143,584,000     $ 131,007,000
                                                             -------------     -------------


    See accompanying notes to condensed consolidated financial statements. 4

                         PART I -- FINANCIAL INFORMATION
                     Item 1. Financial Statements, Continued
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations

                                                   Thirteen Weeks Ended
                                            August 30, 1998   August 31, 1997
                                              (Unaudited)       (Unaudited)
Net Sales                                     $58,538,000       $55,892,000
Cost of Goods Sold                             43,925,000        42,693,000
                                              -----------       -----------
Gross Profit                                   14,613,000        13,199,000

Selling Expenses                                8,226,000         7,367,000
Administrative Expenses                         2,777,000         2,336,000
                                              -----------       -----------
Operating Profit                                3,610,000         3,496,000

Interest Expense                                  764,000           885,000
Other Expenses, Net                                77,000           236,000
                                              -----------       -----------
Earnings Before Income Taxes                    2,769,000         2,375,000

Income Taxes                                    1,133,000           848,000
                                              -----------       -----------
Net Earnings                                    1,636,000         1,527,000

Dividends on Preferred Stock                       12,000             8,000
                                              -----------       -----------
Net Earnings Applicable to Common Stock       $ 1,624,000       $ 1,519,000
                                              -----------       -----------
Earnings Per Share:
   Net Earnings Per Common Share - Basic      $      2.26       $      2.11
   Net Earnings Per Common Share - Diluted    $      2.23       $      2.11
   Dividends Per Share, Common                $     0.275             0.275
   Basic Weighted Average Shares                  717,303           719,496
   Diluted Weighted Average Shares                732,224           725,282
                                              -----------       -----------

     See accompanying notes to condensed consolidated financial statements.

                         PART I -- FINANCIAL INFORMATION
                     Item 1. Financial Statements, Continued
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
            Condensed Consolidated Statements of Stockholders' Equity
                                    Unaudited

                                                     Cumulative                Cumulative
                                                Convertible Preferred     Convertible Preferred
                                                        Stock                     Stock                       Common Stock
                                                   Series A and  B               Series C                        Class A

                                   Total
                                Stockholders'
                                   Equity         Shares      Amount      Shares          Amount         Shares          Amount

------------------------------------------------------------------------------------------------------------------------------------

Balance, May 31, 1998            $55,470,000      31,536     $788,000     10,000        $ 250,000      349,210      $  8,729,000

Net Earnings for  the Period       1,636,000

Cash Dividends Per Share:

   Preferred Stock                   (12,000)

  Common Stock                      (316,000)

Redemption of Common Stock

   (Class A 356 Shares and

     Class B 73 Shares)              (20,000)

Unrealized Loss on Investments       (71,000)

------------------------------------------------------------------------------------------------------------------------------------

Balance, August 30, 1998       $  56,687,000     31,536     $788,000      10,000        $ 250,000      349,210      $  8,729,000
====================================================================================================================================




                                           Common Stock
                                             Class B
                                                                                                Treasury Stock
                                                               Capital Paid
                                                               in Excess of    Retained
                                      Shares         Amount      Par Value     Earnings     Shares         Amount          Other
------------------------------------------------------------------------------------------------------------------------------------
Balance, May 31, 1998                493,123      $12,328,000   $2,143,000    $39,179,000   141,199     $(7,993,000)      $  46,000

Net Earnings for  the Period                                                    1,636,000

Cash Dividends Per Share:

   Preferred Stock                                                                (12,000)

  Common Stock                                                                   (316,000)

Redemption of Common Stock

   (Class A 356 Shares and

     Class B 73 Shares)                                                                         429         (20,000)

Unrealized Loss on Investments                                                                                             ( 71,000)

------------------------------------------------------------------------------------------------------------------------------------

Balance, August 30, 1998            493,123       $12,328,000   $2,143,000    $40,487,000   141,628     $(8,013,000)     $(  25,000)
====================================================================================================================================


     See accompanying notes to condensed consolidated financial statements.

                         PART I -- FINANCIAL INFORMATION
                          Item 1. Financial Statements
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (Unaudited)

                                          Period:  August 30, 1998   August 31, 1997
                                                     (Unaudited)       (Unaudited)
                                                     -----------       -----------
Increase (Decrease) in Cash and Cash Equivalents
Operating Activities:
   Net Earnings                                     $  1,636,000     $  1,527,000
   Adjustments to Reconcile Net Earnings to Net
      Cash Used in Operating Activities:
         Depreciation and Amortization                 1,270,000        1,423,000
         Deferred Income Taxes                           (68,000)          99,000
   Changes in Assets and Liabilities:
         Accounts Receivable                           2,555,000        1,161,000
         Inventory                                   (12,410,000)      (9,174,000)
         Prepaid Expenses                               (940,000)        (853,000)
         Accounts Payable and Accrued Expenses         3,407,000        4,210,000
         Income Taxes Payable                           (879,000)         331,000
         Other Liabilities                               138,000          117,000
                                                    ------------     ------------
Net Cash Used In Operating Activities                 (5,291,000)      (1,159,000)
                                                    ------------     ------------
Investing Activities:
   (Increase) Decrease in Other Assets                   834,000          880,000
   Acquisitions of Property, Plant and Equipment      (3,093,000)      (1,215,000)
                                                    ------------     ------------
Net Cash Used in Investing Activities                 (2,259,000)        (335,000)
                                                    ------------     ------------
Financing Activities:
   Increase in Notes Payable                           8,762,000        2,095,000
   Payments on Long-Term Debt                                  0         (125,000)
   Payment of Dividends                                 (328,000)        (206,000)
   Redemption of Common Stock                            (20,000)         (22,000)
                                                    ------------     ------------
Net Cash Provided by Financing Activities              8,414,000        1,742,000
                                                    ------------     ------------
Net Increase in Cash and Cash Equivalents                864,000          248,000
Cash and Cash Equivalents, Beginning of Period         2,337,000        3,312,000
                                                    ------------     ------------
Cash and Cash Equivalents, End of Period            $  3,201,000     $  3,560,000
                                                    ------------     ------------


    See accompanying notes to condensed consolidated financial statements. 7

                         PART I -- FINANCIAL INFORMATION
                     Item 1. Financial Statements, Continued
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                       August 30, 1998 and August 31, 1997
                                   (Unaudited)

(1)      BASIS OF PRESENTATION

         The condensed consolidated financial statements of the Corporation included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although, certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been omitted, the Registrant believes that the disclosures are adequate to make the information presented not misleading.

         The Corporation's fiscal year ends at the close of operations on the Sunday nearest to May 31. Accordingly, these financial statements reflect activity for the thirteen week periods ended August 30, 1998 and August 31, 1997.

         It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in Form 10-K for the Corporation's fiscal year ended May 31, 1998.

         The condensed consolidated financial statements included herein reflect all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary to present a fair statement of the results of the interim period.

         The results for interim periods are not necessarily indicative of trends or results to be expected for a full fiscal year.

(2)      SHORT-TERM BORROWINGS

         The Corporation and its subsidiaries maintain short-term unsecured lines of credit with various banks providing credit availability amounting to $90.0 million of which $28,636,000 was borrowed at August 30, 1998. The average cost of funds during the period ended August 30, 1998 was 6.10%.

                         PART I -- FINANCIAL INFORMATION
                     Item 1. Financial Statements, Continued
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
(3)      LONG-TERM DEBT

         The long-term debt of the Corporation and its subsidiaries consist of:

                                             August 30, 1998  May 31, 1998
                                             ---------------  ------------
8.74% unsecured senior notes payable
   to an insurance company, due
   fiscal years ending 1995-2007               $16,071,000    $16,071,000

Installment obligation payable to a related
   party, due in equal annual installments
   in fiscal years ending 1996-2000
   interest at prime rate (8.50% at
   August 30, 1998)                                147,000        147,000

                                               -----------    -----------
                                                16,218,000     16,218,000

Less current maturities                          1,859,000      1,859,000
                                               -----------    -----------
Net Long Term Debt                              14,359,000     14,359,000
                                               -----------    -----------

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

                                         Thirteen Weeks Ended
                                  August 30, 1998   August 31, 1997
                                  ---------------   ---------------
Revenues:
   Park 100 Foods, Inc.              $  930,000        $1,747,000

Corporate Charges:

   Snyder's of Hanover, Inc.         $   46,000        $   44,000

Expenditures:

   Park 100 Foods Corp.              $   23,000        $  142,000
   ARWCO Corporation                 $    4,000        $    4,000
   Warehime Enterprises, Inc.        $   12,000        $    1,000
   John A. & Patricia M. Warehime    $   11,000        $   16,000
   James G. Sturgill                 $   18,000        $   24,000
   Lippy Brothers, Inc.              $    1,000        $        0
                                     ----------        ----------

                         PART I -- FINANCIAL INFORMATION
                     Item 1. Financial Statements, Continued
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
                     Notes to Condensed Financial Statements
                                   (Unaudited)


The respective August 30, 1998 and May 31, 1998 account balances with related companies are as follows:

                               August 30, 1998    May 31, 1998
                               ---------------    ------------
Accounts Receivable:

   Snyder's of Hanover, Inc.      $ 33,000          $ 48,000
   Park 100 Foods, Inc.           $389,000          $346,000
   Warehime Enterprises           $      0          $  3,000

Accounts Payable:

   Park 100 Foods, Inc.           $  3,000          $      0
   ARWCO Corporation              $  1,000          $  1,000
   James G. Sturgill              $      0          $  7,000
   Lippy Brothers, Inc.           $  3,000          $      0

Notes Payable:

   Cyril T. Noel                  $147,000          $147,000
                                  --------          --------

                          PART I - FINANCIAL INFORMATION
                     Item 1. Financial Statements, Continued
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
                     Notes to Condensed Financial Statements
                                   (Unaudited)

(5) The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" effective with the period ended March 1, 1998, and restated all prior earnings per share amounts to conform to the provisions thereof.

(6) The Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" in the first quarter of the current fiscal year. Comprehensive income is determined as follows:

                                          Thirteen Weeks Ended
                                   August 30, 1998     August 31, 1997
                                   ---------------     --------------
Net Income                           $1,636,000          $1,527,000

Other Comprehensive Loss
   Unrealized Loss on Investments        71,000              21,000
                                     ----------          ----------

Comprehensive Income                 $1,565,000          $1,506,000
                                     ==========          ==========



                         PART I -- FINANCIAL INFORMATION
                     Item 1. Financial Statements, Continued
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

(7)      CONTINGENCIES

         LEGAL PROCEEDINGS

         1995 Warehime Family Litigation

         On February 1, 1995, Michael A. Warehime, J. William Warehime and Elizabeth W. Stick, three Class B shareholders of the Corporation, filed a compliant in the Court of Common Pleas of York County, Pennsylvania against the Corporation and John A. Warehime (Chairman of the Corporation), in his capacity as voting trustee of two voting trusts entitling him to vote approximately 52% of the Class B common stock. The Court has dismissed various claims and parties in the lawsuit and the only remaining parties are Michael A. Warehime as plaintiff and John A. Warehime as defendant. The only remaining claims are (i) a claim for breach of fiduciary duty based on exercise of powers beyond those granted by certain voting trust agreements, (ii) a claim for breach of fiduciary duty for use of the voting trusts in a manner harmful to their beneficiaries, (iii) a count requesting removal of John A. Warehime as the voting trustee of the voting trusts.

         Derivative Action

         On September 13, 1996, certain Class A common stockholders filed a complaint in equity against six of the Corporation's directors and the estate of a former director in the Court of Common Pleas of York County, Pennsylvania (the complaint). The suit also names the Corporation as a nominal defendant. The suit sought various forms of relief including, but not limited to, rescission of the board's April 28, 1995 approval of John A. Warehime's 1995 Employment Agreement and the board's February 10, 1995 adjustment of director's fees. (Since the filing of this lawsuit, John A. Warehime's 1995 Employment Agreement was amended.) In addition, the plaintiffs sought costs and fees incident to bringing suit. On November 4, 1996, the complaint was amended to add additional plaintiffs. On June 24, 1997, the Court dismissed the amended

                         PART I - FINANCIAL INFORMATION
                     Item 1. Financial Statements, Continued
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
                                   (Unaudited)

         complaint for failure to make a prior demand. An appeal has been filed from the court's June 24, 1997 Order. On May 12, 1997, a written demand was received by the Corporation from the attorney for those Class A common stockholders containing similar allegations and the allegations raised by the Class A common stockholders were investigated by a special independent committee of the Board of Directors and found to be without merit.

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

         On February 13, 1997, the Board of Directors proposed an amendment and Restatement of the Corporation's Articles of Incorporation (the "Amended and Restated Articles") which provides that if all of the following Class B Shareholders (or their estates upon the death of such stockholders), Michael A. Warehime, John A. Warehime, Sally W. Yelland,
         J. William Warehime, and Elizabeth W. Stick (all members of the Warehime family),do not agree in writing to the composition of the Board of Directors or other important matters specified below on or after the 1998 annual shareholders meeting, the trustees of the Corporation's 401(k) Savings Plan (or a similar employee benefit plan), acting as fiduciaries for the employees who participate in the Plan, and the Class A shareholders may become entitled to vote in the manner described in the document.

         The Amended and Restated Articles create a Series C Convertible Preferred Stock and also classified the terms of the Board of Directors commencing with the election at the 1997 annual shareholders meeting and permit directors to be elected for four year terms as permitted by Pennsylvania law.

                         PART I - FINANCIAL INFORMATION
                     Item 1. Financial Statements, Continued
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

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

         Under the Amendment, the definition of "disinterested directors" means the person who, in the opinion of counsel for the Corporation, meet any of the following criteria: (i) disinterested directors as defined in
         Section 17159(e) of the Pennsylvania Business Corporations Law of 1988, as amended; (ii) persons who are not "interested" directors as defined in Section 1.23 of The American Law Institute "Principles of Corporate
         Governance: Analysis and Recommendations" (1994); or (iii) persons who qualify as members of the Audit Committee pursuant to Section 303.00 of the New York Stock Exchange's Listed Company Manual.

                         PART I - FINANCIAL INFORMATION
                     Item 1. Financial Statements, Continued
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
                     Notes to Condensed Financial Statements
                                   (Unaudited)

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

ITEM 1.   BUSINESS

FORWARD LOOKING STATEMENTS

When used in this Form 10-Q, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "projected," or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including but not limited to quarterly fluctuations in operating results, competition, state and federal regulation, environmental considerations, foreign operations and risks associated with the Year 2000 Issue. Such factors, which are discussed in the Form 10-Q, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinion or statements expressed herein with respect to future periods. As a result, the Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

The following comments should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the Corporation's Annual Report on Form 10-K for the fiscal year ended May 31, 1998.

RESULTS OF OPERATIONS

NET SALES

Consolidated net sales were $58.5 million for the thirteen week period ended August 30, 1998. This represents an increase of 4.7% over the thirteen week period ended August 31, 1997 consolidated net sales of $55.9 million. The increase of $2.6 million was primarily due to by increases in the sales of L.K. Bowman and Sunnyside Fresh Foods, new acquisitions during the later part of fiscal 97/98, offset by decreased retail branded sales.

COST OF GOODS SOLD

Cost of goods sold were $43.9 million, or 75.0% of consolidated net sales in the thirteen week period ended August 30, 1998 and $42.7 million, or 76.4% of consolidated net sales, for the corresponding period in 1997. The decrease in cost of goods sold as a percentage of net sales resulted primarily from a reduction in costs of operations.

                         PART I -- FINANCIAL INFORMATION
                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES

SELLING EXPENSES

Selling expenses were $8.2 million, or 14.1% of consolidated net sales, for the thirteen week period ended August 30, 1998 as compared to $7.4 million or 13.2% of consolidated net sales, during the corresponding period in 1997. The increase in selling expenses as a percentage of net sales reflects higher expenses related to coupon programs, and increased retail promotional expenses for the period.

ADMINISTRATIVE EXPENSES

Administration expenses as a percentage of consolidated net sales were 4.7% for the thirteen week period ended August 30, 1998 compared to 4.2% for the corresponding period of 1997. The increase is attributed to outside consulting services dealing with the Year 2000 conversion and the administrative expenses of L.K. Bowman and Sunnyside Fresh Foods which were acquired last year.

INTEREST EXPENSE

Interest expense was $764,000 for the thirteen week period ended August 30, 1998 as compared to $885,000 for the same period in 1997. The decreased in interest in mainly due to lower average borrowings of higher interest rate debt during the current period.

INCOME TAXES

The provision for corporate federal and state income taxes for the thirteen week period ended August 30, 1998 was $1.1 million, or 40.9% of pretax earnings, as compared to $0.8 million, or 35.7% of pretax earnings for the same period in 1997. The increase in the effective tax rate is due to decreased earnings in foreign jurisdictions with lower tax rates in the current year period as compared to the prior period.

                         PART I -- FINANCIAL INFORMATION
                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES

OPERATING ACTIVITIES

Cash used by operating activities for the thirteen week period ended August 30, 1998 was $5.3 million as compared to $1.2 million during the same period of 1997. The combination of increased inventory levels offset by decreases in accounts payable and accrued expenses, utilized more cash flow. By comparison for the same period in 1997, the combination of increased inventory levels offset by decreases in accounts receivable and increases in accounts payable and accrued expenses utilized less cash flow.

INVESTING ACTIVITIES

During the thirteen week period ended August 30, 1998 the Corporation spent approximately $3.1 million for the purchase of land and plant upgrades and expansions. This compares to $1.2 million spent during the same period last year for capital projects.

FINANCING ACTIVITIES

The increase in notes payable of approximately $8.8 million during the thirteen week period ended August 30, 1998 represents borrowings made against available seasonal lines of credit from financial institutions for use in operations and plant upgrades and expansions.

The Corporation has available seasonal lines-of-credit from financial institutions in the amount of $90.0 million of which $28.6 million was utilized as of August 30, 1998. Additional borrowings are permitted within parameters in existing debt agreements.

Management believes these credit facilities provide adequate cash availability for seasonal operating requirements.

                         PART I - FINANCIAL INFORMATION
                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES

YEAR 2000

Many existing computer programs, including those utilized by the Corporation, use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, any computer applications could fail or create erroneous results by or at the Year 2000 (the "Year 2000 Issue"). The Corporation has retained an outside consultant to manage the Corporation's efforts to bring its computer system into Year 2000 compliance. The Corporation has contacted its customers, key suppliers and its equipment manufacturers in an attempt to ensure third party compliance.

In 1997, the Corporation established a management team to assess the Corporation's Year 2000 issues and to implement the Corporation's Year 2000 compliance program. The management team includes members of the Corporation's Management Information, Accounting and Finance Departments and certain officers of the Corporation. The Corporation has completed the majority of its implementation and testing program and currently anticipates having all of its information technology systems as well as non-information technology systems (which include the Corporation's telecommunications systems and food processing equipment) Year 2000 compliant by the end of the first quarter of 1999. The Corporation is also in the process of developing a contingency plan in the event its systems are not Year 2000 compliant on a timely basis. The Corporation currently estimates the total costs associated with addressing the Year 2000 Issue to be approximately $350,000 and anticipates that such costs will not materially affect the Corporation's future financial results.

As part of its Year 2000 compliance program, the Corporation is contacting and surveying vendors and customers with whom which the Corporation does a material amount of business to determine whether these parties' systems (to the extent they relate to the Corporation's business) are subject to Year 2000 issues. The failure of the Corporation's material vendors or customers to convert their systems on a timely basis may have a material adverse effect on the Corporation's operations. The Corporation is in the process of developing a contingency plan in the event these vendors or customers with which the Corporation does a material amount of business are not Year 2000 compliant on a timely basis.

                          PART II -- OTHER INFORMATION
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES

ITEM 1.  LEGAL PROCEEDINGS

1995 Warehime Family Litigation

On February 1, 1995, Michael A. Warehime, J. William Warehime and Elizabeth W. Stick, three Class B shareholders of the Corporation, filed a complaint in the Court of Common Pleas of York County, Pennsylvania against the Corporation and John A. Warehime (Chairman of the Corporation), in his capacity as voting trustee of two voting trusts entitling him to vote approximately 52% of the Class B common stock. The Court has dismissed various claims and parties in the lawsuit and the only remaining parties are Michael A. Warehime as plaintiff and John A. Warehime as defendant. The only remaining claims are (i) a claim for breach of fiduciary duty based on exercise of powers beyond those granted by certain voting trust agreements, (ii) a claim for breach of fiduciary duty for use of the voting trusts in a manner harmful to their beneficiaries, (iii) a count requesting removal of John A. Warehime as the voting trustee of the voting trusts.

Derivation Action

On September 13, 1996, certain Class A common stockholders filed a complaint in equity against six of the Corporation's directors and the estate of a former director in the Court of Common Pleas of York County, Pennsylvania (the complaint). The suit also names the Corporation as a nominal defendant. The suit sought various forms of relief including, but not limited to, rescission of the board's April 28, 1995 approval of John A. Warehime's 1995 Employment Agreement and the board's February 10, 1995 adjustment of director's fees. (Since the filing of this lawsuit, John A. Warehime's 1995 Employment Agreement was amended.) In addition, the plaintiffs sought costs and fees incident to bringing suit. On November 4, 1996, the complaint was amended to add additional plaintiffs. On June 24, 1997, the Court dismissed the amended complaint for failure to make a prior demand. An appeal has been filed from the court's June 24, 1997 Order. On May 12, 1997, a written demand was received by the Corporation from the attorney for those Class A common stockholders containing similar allegations and the allegations raised by the Class A Common stockholders were investigated by a special independent committee of the Board of Directors and found to be without merit.

                           PART II - OTHER INFORMATION
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES

1997 Warehime Family Litigation

On February 21, 1997, Michael A. Warehime, a Class B shareholder, and certain Class A shareholders filed motions for a preliminary injunction against the Corporation, John A. Warehime, in his capacity as voting trustee, and all certain directors of the Corporation in the Court of Common Pleas of York County, Pennsylvania against a Proposal of the Board of Directors to amend and restate the Corporation's Articles of Incorporation the manner hereafter described.

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

In August 1997, the Board of Directors proposed a further amendment (the "Amendment") to the Amended and Restated Articles to expand the definition of "disinterested directors" in the manner described below, and to approve certain performance based compensation for John A. Warehime solely for the purpose of making the Corporation eligible for a federal income tax

                           PART II - OTHER INFORMATION
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES

deduction pursuant to Section 162(m) of the Internal Revenue Code of 1986, as amended. A special meeting was scheduled for August 14, 1997, (the "Special Meeting") to vote on these proposals. On August 8, 1997, Michael A. Warehime filed a motion in the Court of Common Pleas of York County, Pennsylvania to prevent John A. Warehime, in his capacity as voting trustee from voting on these proposals. This Motion was denied on August 11, 1997. Michael A. Warehime has filed an appeal. The Amendment and the proposal under Section 162(m) were approved by Class B Shareholders (John A. Warehime was the sole Class B shareholder to vote affirmatively, in his capacity as voting trustee) on August 14, 1997 and the Amendment become effective on August 14, 1997.

Under the Amendment, the definition of "disinterested directors" means the person who, in the opinion of counsel for the Corporation, meet any the following criteria: (i) disinterested directors as defined in Section 1719(e) of the Pennsylvania Business Corporations Law of 1988, as amended; (ii) persons who are not "interested" directors as defined in Section 1.23 of The American Law Institute "Principles of Corporate Governance: Analysis and Recommendations"
(1994); or (iii) persons who qualify as members of the Audit Committee pursuant to Section 303.00 of the New York Stock Exchange's Listed Company Manual.

Item 2.  Changes in Securities - None

Item 3.  Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders - The Corporation held its Annual Meeting of Shareholders on September 10,1998 to elect one director of the Corporation. The following provides information regarding the total votes cash for each nominee for election as a director.

                                    For              Against       Abstain
                                    ---              -------       -------
          Cyril T. Noel           557,575             5,503            -
          G. Steven McKnoly       233,752               -              -

                           PART II - OTHER INFORMATION
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES

         Accordingly Cyril T. Noel was elected a director of the Corporation for a term of four years and until his successor is elected and qualified. Directors remaining in office include John A. Warehime, Clayton J. Rohrbach, Jr., T. Edward Lippy, Arthur S. Schaier, James G. Sturgill and James A. Washburn.

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K - None

(a)        Exhibits

          S-K Exhibit
            Number          Description of Exhibit
            ------          ----------------------

              11            Computation of Earnings per Share

              27            Financial Data Schedule

(b)        Reports on Form 8-K.

          No reports on Form 8-K were filed during the quarter ended August 30, 1998.

                                    SIGNATURE



         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            HANOVER FOODS CORPORATION


Date                                        By: /s/ Gary T. Knisely
    ----------------------------------          --------------------------------
                                                Gary T. Knisely
                                                Executive Vice President

                                            By: /s/ Pietro Giraffa
                                                --------------------------------
                                                Pietro Giraffa
                                                Controller