Form 10-Q
period 1998-11-29
HANOVER FOODS CORP /PA/
filed 1999-01-13
CIK 853733

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended November 29, 1998

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

Indicate the number of shares outstanding of issuer's classes of common stock as of the latest practicable date.

            Class                               Outstanding at November 29, 1998
            -----                               --------------------------------
Class A Common Stock, $25 par value                      290,148 shares

Class B Common Stock, $25 par value                      426,620 shares

                   HANOVER FOODS CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q

                  For the Twenty Six Weeks Ended March 29, 1998


Index
                                                                            Page
Part I -- Financial Information

   Item 1 -- Financial Statements:

         Condensed Consolidated Balance Sheets
            November 29, 1998 (Unaudited) and May 31, 1998..................   3

         Condensed Consolidated Statements of Operations (Unaudited)
            Twenty Six Weeks and Thirteen Weeks Ended
            November 29, 1998 and November 30, 1997.........................   5

         Condensed Consolidated Statements of Stockholders'
            Equity (Unaudited), Periods Ended November 29, 1998
            and May 31, 1998................................................   6

         Condensed Consolidated Statements of Cash Flows
            (Unaudited), Twenty-Six Weeks Ended November 29, 1998
            and November 30, 1997...........................................   7

         Notes to Condensed Consolidated Financial Statements
            (Unaudited).....................................................   8

   Item 2 -- Management's Discussion and Analysis of Financial

                  Condition and Results of Operations.......................  18

Part II -- Other Information................................................  23

   Item    1 -- Legal Proceedings...........................................  23
   Items 2-3 -- None........................................................  26
   Item    4 -- Submission of Matters to a Vote of Security Holders.........  26
   Item    5 -- None........................................................  26
   Item    6 -- Exhibits and Reports  on Form 8-K...........................  26

                         PART I -- FINANCIAL INFORMATION
                          Item 1. Financial Statements
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets

---------------------------------------------------------------------------------
ASSETS                                            November 29, 1998  May 31, 1998
                                                     (Unaudited)
---------------------------------------------------------------------------------
Current Assets:
   Cash and Cash Equivalents                         $  1,537,000    $  2,337,000
   Accounts and Notes Receivable, Net                  27,156,000      23,429,000
   Accounts Receivable from Related Parties, Net                0         389,000
   Inventories                                         57,743,000      42,962,000
   Prepaid Expenses                                     2,659,000       2,244,000
   Deferred Income Taxes                                  365,000         365,000
---------------------------------------------------------------------------------
Total Current Assets                                   89,460,000      71,726,000
---------------------------------------------------------------------------------
Property, Plant and Equipment, at Cost:
   Land and Buildings                                  43,055,000      35,171,000
   Machinery and Equipment                             92,051,000      86,965,000
   Leasehold Improvements                                 382,000         374,000
---------------------------------------------------------------------------------
                                                      135,488,000     122,510,000
   Less Accumulated Depreciation and
      Amortization                                     75,488,000      72,641,000
---------------------------------------------------------------------------------
                                                       60,000,000      49,869,000
   Construction in Progress                                30,000       4,411,000
---------------------------------------------------------------------------------
Total Property, Plant and Equipment                    60,030,000      54,280,000
---------------------------------------------------------------------------------
Other Assets and Deferred Charges:
   Intangible Assets, Net                               2,338,000       2,323,000
   Other Assets                                         3,160,000       2,678,000
---------------------------------------------------------------------------------
Total Assets                                         $154,988,000    $131,007,000
---------------------------------------------------------------------------------

     See accompanying notes to condensed consolidated financial statements.

          PART I -- FINANCIAL INFORMATION Item 1. Financial Statements
HANOVER FOODS CORPORATION AND SUBSIDIARIES-Condensed Consolidated Balance Sheets

------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY                         November 29, 1998 (Unaudited)     May 31, 1998
------------------------------------------------------------------------------------------------------------
Current Liabilities:
   Notes Payable - Banks                                             $  33,765,000             $  19,874,000
   Accounts Payable                                                     23,971,000                23,979,000
   Accounts Payable-Related Parties, Net                                   554,000                         0
   Accrued Expenses                                                     12,820,000                 7,717,000
   Current Maturities of Long-Term Debt                                  1,859,000                 1,859,000
   Income Taxes Payable                                                  1,262,000                 1,498,000
------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                               74,231,000                54,927,000
------------------------------------------------------------------------------------------------------------
Long-Term Debt, Less Current Maturities                                 14,359,000                14,359,000
Other Liabilities                                                        1,842,000                 1,565,000
Deferred Income Taxes                                                    4,618,000                 4,686,000
------------------------------------------------------------------------------------------------------------
Total Liabilities                                                       95,050,000                75,537,000
------------------------------------------------------------------------------------------------------------
Stockholders' Equity:
   8.25% cumulative convertible preferred, $25 par value;
      issuable in series, 120,000 shares authorized;
      31,536 shares issued, 15,044 shares outstanding                      788,000                   788,000
   4.40% cumulative convertible preferred, $25 par value;
      issuable in series, 10,000 shares authorized; 10,000
      shares issued and outstanding                                        250,000                   250,000
  Common stock, Class A, non-voting, $25 par value;
      800,000 shares authorized, 349,210 shares issued,
      290,148 shares at November 29, 1998 and 290,860
      shares at May 31, 1998 outstanding                                 8,729,000                 8,729,000
   Common stock, Class B, voting, $25 par value;
      880,000 shares authorized, 493,123 shares issued,
      426,620 shares at November 29, 1998 and 426,766
      shares at May 31, 1998 outstanding                                12,328,000                12,328,000
   Capital Paid in Excess of Par Value                                   2,143,000                 2,143,000
   Retained Earnings                                                    43,521,000                39,179,000
   Treasury Stock, at Cost                                              (8,033,000)               (7,993,000)
   Other Reserves                                                          212,000                    46,000
------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                              59,938,000                55,470,000
------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                           $ 154,988,000             $ 131,007,000
------------------------------------------------------------------------------------------------------------

     See accompanying notes to condensed consolidated financial statements.

                         PART I -- FINANCIAL INFORMATION
                     Item 1. Financial Statements, Continued
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

------------------------------------------------------------------------------------------------------
                                          Twenty-Six Weeks Ended             Thirteen Weeks Ended
                                        November 29,     November 30,     November 29,     November 30,
                                           1998             1997             1998             1997
------------------------------------------------------------------------------------------------------
Net Sales                              $139,243,000     $124,002,000     $ 80,705,000     $ 68,110,000
Cost of Goods Sold                      104,407,000       93,878,000       60,482,000       51,185,000
------------------------------------------------------------------------------------------------------
Gross Profit                             34,836,000       30,124,000       20,223,000       16,925,000

Selling Expenses                         19,567,000       17,327,000       11,341,000        9,960,000
Administrative Expenses                   5,342,000        4,500,000        2,565,000        2,164,000
------------------------------------------------------------------------------------------------------
Operating Profit                          9,927,000        8,297,000        6,317,000        4,801,000

Interest Expense                          1,502,000        1,702,000          738,000          817,000

Other Expenses, Net                         242,000           75,000          165,000         (161,000)
------------------------------------------------------------------------------------------------------
Earnings Before Income Taxes              8,183,000        6,520,000        5,414,000        4,145,000

Income Taxes                              3,305,000        2,481,000        2,172,000        1,633,000
------------------------------------------------------------------------------------------------------
Net Earnings                              4,878,000        4,039,000        3,242,000        2,512,000
Dividends on Preferred Stock                 23,000           16,000           11,000            8,000
------------------------------------------------------------------------------------------------------
Net Earnings Applicable to
   Common Stock                           4,855,000        4,023,000        3,231,000        2,504,000
------------------------------------------------------------------------------------------------------
Earnings Per Share:
   Net Earnings Per Common Share -
      Basic                            $       6.77     $       5.60     $       4.51     $       3.48
   Net Earnings Per Common Share -
      Diluted                          $       6.66     $       5.58     $       4.43     $       3.47
Dividends Per Share, Common            $      0.550     $      0.550     $      0.275     $      0.275
Basic Weighted Average Shares               717,085          718,688          717,197          719,037
Diluted Weighted Average Shares             732,006          724,474          732,118          724,823
------------------------------------------------------------------------------------------------------

     See accompanying notes to condensed consolidated financial statements.

                         PART I -- FINANCIAL INFORMATION
                     Item 1. Financial Statements, Continued

                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
            Condensed Consolidated Statements of Stockholders' Equity
                                    Unaudited

                                                     Cumulative             Cumulative
                                               Convertible Preferred   Convertible Preferred
                                                       Stock                  Stock              Common Stock
                                                   Series A and B            Series C              Class A
                                   Total
                                Stockholders'
                                   Equity       Shares       Amount     Shares       Amount    Shares     Amount
                                ----------------------------------------------------------------------------------
Balance, May 31, 1998           $55,470,000     31,536      $788,000    10,000      $250,000   349,210  $8,729,000

Net Earnings for  the Period      4,878,000

Cash Dividends Per Share:

   Preferred Stock                  (23,000)

  Common Stock                     (513,000)

Redemption of Common Stock

   (Class A 712 Shares and
       Class B 146 Shares)          (40,000)

Unrealized Gain on Investments      166,000
------------------------------------------------------------------------------------------------------------------
Balance, November 29, 1998      $59,538,000     31,536      $788,000    10,000      $250,000   349,210  $8,729,000
==================================================================================================================



                                    Common Stock
                                      Class B                                       Treasury Stock
                                                        Capital Paid
                                                        in Excess of   Retained
                                  Shares     Amount       Par Value    Earnings    Shares      Amount      Other
                                ----------------------------------------------------------------------------------
Balance, May 31, 1998             493,123  $12,328,000   $2,143,000   $39,179,000  141,199  $(7,993,000)   $46,000

Net Earnings for  the Period                                            4,878,000

Cash Dividends Per Share:

   Preferred Stock                                                        (23,000)

  Common Stock                                                           (513,000)

Redemption of Common Stock

   (Class A 712 Shares and
       Class B 146 Shares)                                                             858      (40,000)

Unrealized Gain on Investments                                                                             166,000
------------------------------------------------------------------------------------------------------------------
Balance, November 29, 1998        493,123  $12,328,000   $2,143,000   $43,521,000  142,057  $(8,033,000)  $212,000
==================================================================================================================

     See accompanying notes to condensed consolidated financial statements.

                         PART I -- FINANCIAL INFORMATION
                          Item 1. Financial Statements
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (Unaudited)

------------------------------------------------------------------------------------------------------------
                                                      Period Ended: November 29, 1998      November 30, 1997
------------------------------------------------------------------------------------------------------------
Increase (Decrease) in Cash and Cash Equivalents

Operating Activities:
   Net Earnings                                                $  4,878,000                   $  4,039,000
   Adjustments to Reconcile Net Earnings to Net
      Cash Used in Operating Activities:
         Depreciation and Amortization                            2,956,000                      2,805,000
         Deferred Income Taxes                                      (68,000)                        99,000
   Changes in Assets and Liabilities:
         Accounts Receivable                                     (3,338,000)                    (1,433,000)
         Inventories                                            (14,781,000)                   (16,595,000)
         Prepaid Expenses                                          (415,000)                      (135,000)
         Accounts Payable and Accrued Expenses                    5,649,000                      9,761,000
         Income Taxes Payable                                      (236,000)                       212,000
         Other Liabilities                                          277,000                        121,000
------------------------------------------------------------------------------------------------------------
Net Cash Used In Operating Activities                            (5,078,000)                    (1,126,000)
------------------------------------------------------------------------------------------------------------
Investing Activities:
   Increase in Other Assets                                        (440,000)                       420,000
   Acquisitions of Property, Plant and Equipment                 (8,597,000)                    (2,119,000)
------------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                            (9,037,000)                    (1,699,000)
------------------------------------------------------------------------------------------------------------
Financing Activities:
   Increase in Notes Payable                                     13,891,000                      3,375,000
   Payments on Long-Term Debt                                             0                       (250,000)
   Payment of Dividends                                            (536,000)                      (411,000)
   Redemption of Common Stock                                       (40,000)                       (45,000)
------------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                        13,315,000                      2,669,000
------------------------------------------------------------------------------------------------------------
Net Decrease in Cash and Cash Equivalents                          (800,000)                      (156,000)
Cash and Cash Equivalents, Beginning of Period                    2,337,000                      3,312,000
------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents, End of Period                       $  1,537,000                   $  3,156,000
------------------------------------------------------------------------------------------------------------

     See accompanying notes to condensed consolidated financial statements.

                         PART I -- FINANCIAL INFORMATION
                     Item 1. Financial Statements, Continued
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                     November 19, 1998 and November 30, 1997
                                   (Unaudited)

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

         The Corporation's fiscal year ends at the close of operations on the Sunday nearest to May 31. Accordingly, these financial statements reflect activity for the twenty-six week periods ended November 29, 1998 and November 30, 1997.

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

(2)      SHORT-TERM BORROWINGS

         The Corporation and its subsidiaries maintain short-term unsecured lines of credit with various banks providing credit availability amounting to $65.0 million of which $33,765,000 was borrowed at November 29, 1998. The average cost of funds during the period ended November 29, 1998 was 5.75%.

                         PART I -- FINANCIAL INFORMATION
                     Item 1. Financial Statements, Continued
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
--------------------------------------------------------------------------------

(3)      LONG-TERM DEBT

         The long-term debt of the Corporation and its subsidiaries consist of:

                                                November 29, 1998   May 31, 1998
--------------------------------------------------------------------------------
8.74% unsecured senior notes payable
   to an insurance company, due
   fiscal years ending 1995-2007                   $16,071,000       $16,071,000

Installment obligation payable to a related
   party, due in equal annual installments
   in fiscal years ending 1996-2000
   interest at prime rate (8.50% at
   August 30, 1998)                                    147,000           147,000
--------------------------------------------------------------------------------
                                                    16,218,000        16,218,000

Less current maturities                              1,859,000         1,859,000
--------------------------------------------------------------------------------

Net Long Term Debt                                 $14,359,000       $14,359,000
--------------------------------------------------------------------------------

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

                                        Twenty-Six Weeks Ended        Thirteen Weeks Ended
                                      November 29,   November 30,   November 29,   November 30,
                                         1998           1997           1998           1997
----------------------------------------------------------------------------------------------
REVENUES:

   Park 100 Foods, Inc.               $1,747,000     $2,465,000     $  817,000     $  718,000

CORPORATE CHANGES:

   Snyder's of Hanover, Inc.          $   93,000     $   88,000     $   47,000     $   44,000

EXPENDITURES:

   Park 100 Foods Corp.               $   34,000     $  142,000     $   11,000     $        0
   ARWCO Corporation                  $    8,000     $   10,000     $    4,000     $    6,000
   Warehime Enterprises, Inc.         $   13,000     $    2,000     $    1,000     $    1,000
   John A. & Patricia M. Warehime     $   30,000     $   30,000     $   19,000     $   14,000
   James G. Sturgill                  $   36,000     $   40,000     $   18,000     $   16,000
   Lippy Brothers, Inc.               $  254,000     $   69,000     $  253,000     $   69,000
----------------------------------------------------------------------------------------------

                         PART I -- FINANCIAL INFORMATION
                     Item 1. Financial Statements, Continued
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
                     Notes to Condensed Financial Statements
                                   (Unaudited)

--------------------------------------------------------------------------------

The respective November 29, 1998 and May 31, 1998 account balances with related companies are as follows:

                                               November 29, 1998    May 31, 1998
--------------------------------------------------------------------------------
ACCOUNTS RECEIVABLE:

   Snyder's of Hanover, Inc.                        $ 31,000          $ 48,000
   Park 100 Foods, Inc.                             $130,000          $346,000
   Warehime Enterprises                             $      0          $  3,000

ACCOUNTS PAYABLE:

   Park 100 Foods, Inc.                             $  3,000          $      0
   ARWCO Corporation                                $  1,000          $  1,000
   Warehime Enterprises                             $  6,000          $      0
   James G. Sturgill                                $  3,000          $  7,000
   Lippy Brothers, Inc.                             $702,000          $      0

NOTES PAYABLE:

   Cyril T. Noel                                    $147,000          $147,000
--------------------------------------------------------------------------------

                         PART I -- FINANCIAL INFORMATION
                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

EARNINGS PER SHARE

(5) The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" effective with the period ended March 1,1998, and restated all prior earnings per share amounts to conform to the provisions thereof.

(6) The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" in the first quarter of the current year. Comprehensive income is determined as follows:

                                Twenty-Six Weeks Ended            Thirteen Weeks Ended
                              November 29,    November 30,     November 29,    November 30,
                                 1998            1997             1998            1997
                              -----------     -----------      -----------     -----------
Net Income                    $ 4,878,000     $ 4,039,000      $ 3,242,000     $ 2,512,000

Other Comprehensive
   Income (Loss):

   Unrealized Gain (Loss)
      On Investments              166,000        (246,000)         237,000        (225,000)
                              -----------     -----------      -----------     -----------
Comprehensive Income          $ 5,044,000     $ 3,793,000      $ 3,479,000     $ 2,287,000
                              ===========     ===========      ===========     ===========

                         PART I - FINANCIAL INFORMATION
                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

(7)      ACQUISITIONS

         During the year ended May 31, 1998 the Company purchased assets and assumed certain liabilities of L.K. Bowman, Inc. and L.K. Bowman Pacific, Inc. These purchases were not material to the Company's results of operations for the year ended May 31, 1998. The allocation of the purchase price is as follows:

Accounts receivable                                                 $ 1,830,000
Inventory                                                             4,002,000
Prepaid expenses                                                         41,000
Property, plant and equipment                                           911,000
Intangible assets                                                       300,000
Goodwill                                                              1,435,000
Accounts payable                                                     (1,426,000)
Accrued expenses                                                       (412,000)
                                                                    -----------
                                                                    $ 6,681,000
                                                                    ===========


         During October 1998, the Company purchased certain assets of Bickel's Potato Chip Co. Inc. This purchase was not material to the Company's results of operations for the thirteen or twenty-six week periods ended November 29, 1998.

         The allocations of the purchase is as follows:

Inventory                                                             $  234,000
Prepaid expenses                                                          13,000
Property, plant and equipment                                          1,429,000
                                                                      ----------
                                                                      $1,676,000
                                                                      ==========

                         PART I -- FINANCIAL INFORMATION
                     Item 1. Financial Statements, Continued
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
--------------------------------------------------------------------------------

(8)      CONTINGENCIES

LEGAL PROCEEDINGS

         1995 WAREHIME FAMILY LITIGATION

         On February 1, 1995, Michael A. Warehime, J. William Warehime and Elizabeth W. Stick, three Class B shareholders of the Corporation, filed a complaint in the Court of Common Pleas of York County, Pennsylvania against the Corporation and John A. Warehime (Chairman of the Corporation), in his capacity as voting trustee of two voting trusts entitling him to vote approximately 52% of the Class B common stock. The Court has dismissed various claims and parties in the lawsuit and the only remaining parties are Michael A. Warehime as plaintiff and John A. Warehime as defendant. The only remaining claims are: (i) a claim for breach of fiduciary duty based on exercise of powers beyond those granted by certain voting trust agreements, (ii) a claim for breach of fiduciary duty for use of the voting trusts in a manner harmful to their beneficiaries,
(iii) a count requesting removal of John A. Warehime as the voting trustee of the voting trusts.

         DERIVATIVE ACTION

         On September 13, 1996, certain Class A common stockholders filed a complaint in equity against six of the Corporation's directors and the estate of a former director in the Court of Common Pleas of York County, Pennsylvania (the complaint). The suit also names the Corporation as a nominal defendant. The suit sought various forms of relief including, but not limited to, rescission of the board's April 28, 1995 approval of John A. Warehime's 1995 Employment Agreement and the board's February 10, 1995 adjustment of director's fees. (Since the filing of this lawsuit, John A. Warehime's 1995 Employment Agreement was amended.) In addition, the plaintiffs sought costs and fees incident to bringing suit. On November 4, 1996, the complaint was amended to add additional plaintiffs. On June 24, 1997, the Court dismissed the amended complaint for failure to make a prior demand. An appeal was filed from the court's June 24, 1997 Order. On December 2, 1998, the Superior Court of Pennsylvania held that the derivative plaintiffs had made adequate demand.

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

         On February 13, 1997, the Board of Directors proposed an amendment and Restatement of the Corporation's Articles of Incorporation (the "Amended and Restated Articles") which provides that if all of the following Class B Shareholders (or their estates upon the death of such stockholders), Michael A. Warehime, John A. Warehime, Sally W. Yelland, J. William Warehime, and Elizabeth
W. Stick (all members of the Warehime family),do not agree in writing to the composition of the Board of Directors or other important matters specified below on or after the 1998 annual shareholders meeting, the trustees of the Corporation's 401(k) Savings Plan (or a similar employee benefit plan), acting as fiduciaries for the employees who participate in the Plan, and the Class A shareholders may become entitled to vote in the manner described in the document. Pursuant to the Company's Bylaws, nominations for director must be submitted to the Company in the manner prescribed by the bylaws no later than June 1 of the year in which the meeting is to occur.

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

         In August 1997, the Board of Directors proposed a further amendment (the "Amendment") to the Amended and Restated Articles to expand the definition of "disinterested directors" in the manner described below, and to approve certain performance based compensation for John A. Warehime solely for the purpose of making the Corporation eligible for a federal income tax deduction pursuant to Section 162(m) of the Internal Revenue Code of 1986, as amended. A special meeting was scheduled for August 14, 1997 (the "Special Meeting") to vote on these proposals. On August 8, 1997, Michael A. Warehime filed a motion in the Court of Common Pleas of York County, Pennsylvania to prevent John A. Warehime, in his capacity as voting trustee from voting on these proposals and to enjoin the Amendment. This Motion was denied on August 11, 1997. The Amendment and the proposal under Section 162(m) were approved by Class B Shareholders (John A. Warehime was the sole Class B shareholder to vote affirmatively, in his capacity as voting trustee) on August 14, 1997 and the Amendment became effective on August 14, 1997.

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

         Michael Warehime filed an appeal from the denial of his motion to enjoin the previously described Amendment to the Company's Amended and Restated Articles. On December 2, 1998, a majority panel of the Superior Court of Pennsylvania issued a decision holding that although John Warehime had acted in good faith in voting for the Amendment to the Amended and Restated Articles as trustee of the Warehime voting trust, Mr. Warehime breached his fiduciary duty to the beneficiaries of the Warehime voting trust in voting for the Amendment. On December 16, 1998, John Warehime filed a motion for reargument en banc with the Superior

                         PART I -- FINANCIAL INFORMATION
                     Item 1. Financial Statements, Continued
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
--------------------------------------------------------------------------------

Court. On December 16, 1998, Michael Warehime filed a motion for clarification requesting that the Superior Court issue an order invalidating the Amendment to the Amended and Restated Articles. On December 23, 1998, the Superior Court denied Michael Warehime's motion for clarification.

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

ITEM 1.   BUSINESS

FORWARD LOOKING STATEMENTS

When used in this Form 10-Q, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "projected," or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including but not limited to quarterly fluctuations in operating results, competition, state and federal regulation, environmental considerations, foreign operations and risks associated with the Year 2000 Issue. Such factors, which are discussed in the Form 10-Q, could affect the Company's financial performance and could cause the Company`s actual results for future periods to differ materially from any opinion or statements expressed herein with respect to future periods. As a result, the Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

The following comments should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the Corporation's Annual Report on Form 10-K for the fiscal year ended May 31, 1998.

RESULTS OF OPERATIONS

NET SALES

Consolidated net sales were $139.2 million for the twenty-six week period ended November 29, 1998. This represents an increase of 12.3% over the twenty-six week period ended November 30, 1997 consolidated net sales of $124.0 million. Consolidated net sales were $80.7 million for the thirteen week period ended November 29, 1998, a 18.5% increase from consolidated net sales of $68.1 million for the corresponding period in the prior year. This increase was due to increases in the sales of L.K. Bowman, Sunnyside Fresh Foods, and Bickel's Potato Chip Co. Inc., new acquisitions during the later part of fiscal 97/98 and the second quarter of fiscal 98/99 plus increases in retail sales as well as food service sales offset by decreases in frozen industrial sales.

                         PART I - FINANCIAL INFORMATION
                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                    HANOVER FOODS CORPORATION AND SUBSIDIARIES

COST OF GOODS SOLD

Cost of goods sold were $104.4 million, or 75.0% of consolidated net sales in the twenty-six week period ended November 29, 1998 and $93.9 million, or 75.7% of consolidated net sales, for the corresponding period in 1997. Cost of goods sold was $60.5 million, or 74.9% of consolidated net sales, for the thirteen week period ended November 29, 1998 as compared to $51.2 million or 75.2% of consolidated net sales, for the corresponding period in 1997. The decrease in cost of goods sold as a percentage of net sales resulted primarily from a reduction in the cost of operations for both the twenty-six week period as well as the thirteen week period.

SELLING EXPENSES

Selling expenses were $19.6 million, or 14.1% of consolidated net sales, for the twenty-six week period ended November 29, 1998 as compared to $17.3 million or 14.0% of consolidated net sales, during the corresponding period in 1997. Selling expenses were $11.3 million or 14.1% of consolidated net sales for the thirteen week period ended November 29, 1998 compared to $10.0 million, or 14.6% of consolidated net sales, during the corresponding period in 1997. The increase in selling expenses reflects higher expenses related to coupon programs.

ADMINISTRATIVE EXPENSES

Administration expenses as a percentage of consolidated net sales were 3.8% for the twenty-six week period ended November 29, 1998 compared to 3.6% for the corresponding period of 1997. Administrative expenses as a percentage of consolidated net sales were 3.2% for the thirteen week period ended November 29, 1998 compared to 3.2% of consolidated net sales during the corresponding period in 1997. The increase in dollars is attributed to increases in outside consulting services dealing with the Year 2000 conversion and the administrative expenses of our acquisitions, L.K. Bowman, Sunnyside Fresh Foods and Bickels Potato Chip Co.

Since 1995, the Corporation has been involved in litigation with certain members of the Warehime Family which is described under "Legal Proceedings". The plaintiffs in these litigation matters did not allege a specific amount of monetary damages in the complaints filed in connection with these lawsuits. The litigation did not have a material impact on the financial condition, results of operations or business of the company, during the 3 and 6 months ended November 29, 1998.

                         PART I - FINANCIAL INFORMATION
                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                    HANOVER FOODS CORPORATION AND SUBSIDIARIES


INTEREST EXPENSE

Interest expense was $1,502,000 for the twenty-six week period ended November 29, 1998 as compared to $1,702,000 for the same period in 1997. Interest expense was $0.7 million for the thirteen week period ended November 29, 1998 compared to $0.8 million for the same period in 1997. The decrease in interest expense is mainly due to lower borrowing rates.

OTHER EXPENSES, NET

Other expenses, net was $242,000 for the twenty-six week period ended November 29, 1998 as compared to $75,000 for the same period in 1997. Other expenses, net was $165,000 expense for the thirteen week period ended November 29, 1998 as compared to income of $161,000 for the same period in 1997. Lower gains on sale of investments and foreign exchange gain as well as increased goodwill amortization attributed to the increased expenses during both the twenty-six and thirteen week periods as compared to the prior year periods.

INCOME TAXES

The provision for federal and state income taxes for the twenty-six week period ended November 29, 1998 was $3.3 million, or 40.4% of pretax earnings, as compared to $2.5 million, or 38.1% for the same period in 1997. The increase in the effective tax rate for both the twenty-six week and thirteen week period is due to decreased earnings in foreign jurisdictions with lower tax rates in the current year period as compared to the prior year periods.

LIQUIDITY AND CAPITAL RESOURCES

Management's discussion of the Corporation's financial condition should be read in conjunction with the condensed consolidated statements of cash flows appearing on page 7 of this report.

OPERATING ACTIVITIES

Cash used by operating activities for the twenty-six week period ended November 29, 1998 was $5.1 million as compared to $1.1 million during the same period of 1997. The combination of increased accounts receivable levels, offset by lower increases in accounts payable and accrued expenses, utilized more cash flow. The same period in 1997, consumed less in cash for accounts receivable and provided more cash from increases in accounts payable and accrued expense levels.

INVESTING ACTIVITIES

During the twenty-six week period ended November 29, 1998 the Corporation spent approximately $8.6 million for the purchase of land and plant upgrades and expansions. This compares to $2.1 million spent during the same period last year for capital projects.

FINANCING ACTIVITIES

The increase in notes payable of approximately $13.9 million during the twenty-six week period ended November 29, 1998 represents borrowings made against available seasonal lines of credit from financial institutions for use in operations and plant upgrades and expansions.

The Corporation has available seasonal lines-of-credit from financial institutions in the amount of $65.0 million of which $33.8 million was utilized as of November 29, 1998. Additional borrowings are permitted within parameters in existing debt agreements.

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

                          PART II -- OTHER INFORMATION

                   HANOVER FOODS CORPORATION AND SUBSIDIARIES


Item 1.  LEGAL PROCEEDINGS

         1995 WAREHIME FAMILY LITIGATION

         On February 1, 1995, Michael A. Warehime, J. William Warehime and Elizabeth W. Stick, three Class B shareholders of the Corporation, filed a complaint in the Court of Common Pleas of York County, Pennsylvania against the Corporation and John A. Warehime (Chairman of the Corporation), in his capacity as voting trustee of two voting trusts entitling him to vote approximately 52% of the Class B common stock. The Court has dismissed various claims and parties in the lawsuit and the only remaining parties are Michael A. Warehime as plaintiff and John A. Warehime as defendant. The only remaining claims are: (i) a claim for breach of fiduciary duty based on exercise of powers beyond those granted by certain voting trust agreements, (ii) a claim for breach of fiduciary duty for use of the voting trusts in a manner harmful to their beneficiaries,
(iii) a count requesting removal of John A. Warehime as the voting trustee of the voting trusts.

         DERIVATIVE ACTION

         On September 13, 1996, certain Class A common stockholders filed a complaint in equity against six of the Corporation's directors and the estate of a former director in the Court of Common Pleas of York County, Pennsylvania (the complaint). The suit also names the Corporation as a nominal defendant. The suit sought various forms of relief including, but not limited to, rescission of the board's April 28, 1995 approval of John A. Warehime's 1995 Employment Agreement and the board's February 10, 1995 adjustment of director's fees. (Since the filing of this lawsuit, John A. Warehime's 1995 Employment Agreement was amended.) In addition, the plaintiffs sought costs and fees incident to bringing suit. On November 4, 1996, the complaint was amended to add additional plaintiffs. On June 24, 1997, the Court dismissed the amended complaint for failure to make a prior demand. An appeal was filed from the court's June 24, 1997 Order. On December 2, 1998, the Superior Court of Pennsylvania held that the derivative plaintiffs had made adequate demand.

         On May 12, 1997, a written demand was received by the Corporation from the attorney for those Class A common stockholders containing similar allegations and the allegations raised by the Class A common stockholders were investigated by a special independent committee of

                          PART II -- OTHER INFORMATION

                   HANOVER FOODS CORPORATION AND SUBSIDIARIES


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

         On February 13, 1997, the Board of Directors proposed an amendment and Restatement of the Corporation's Articles of Incorporation (the "Amended and Restated Articles") which provides that if all of the following Class B Shareholders (or their estates upon the death of such stockholders), Michael A. Warehime, John A. Warehime, Sally W. Yelland, J. William Warehime, and Elizabeth
W. Stick (all members of the Warehime family),do not agree in writing to the composition of the Board of Directors or other important matters specified below on or after the 1998 annual shareholders meeting, the trustees of the Corporation's 401(k) Savings Plan (or a similar employee benefit plan), acting as fiduciaries for the employees who participate in the Plan, and the Class A shareholders may become entitled to vote in the manner described in the document. Pursuant to the Company's Bylaws, nominations for director must be submitted to the Company in the manner prescribed by the bylaws no later than June 1 of the year in which the meeting is to occur.

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

In August 1997, the Board of Directors proposed a further amendment (the "Amendment") to

                          PART II -- OTHER INFORMATION

                   HANOVER FOODS CORPORATION AND SUBSIDIARIES


the Amended and Restated Articles to expand the definition of "disinterested directors" in the manner described below, and to approve certain performance based compensation for John A. Warehime solely for the purpose of making the Corporation eligible for a federal income tax deduction pursuant to Section 162(m) of the Internal Revenue Code of 1986, as amended. A special meeting was scheduled for August 14, 1997 (the "Special Meeting") to vote on these proposals. On August 8, 1997, Michael A. Warehime filed a motion in the Court of Common Pleas of York County, Pennsylvania to prevent John A. Warehime, in his capacity as voting trustee from voting on these proposals and to enjoin the Amendment. This Motion was denied on August 11, 1997. The Amendment and the proposal under Section 162(m) were approved by Class B Shareholders (John A. Warehime was the sole Class B shareholder to vote affirmatively, in his capacity as voting trustee) on August 14, 1997 and the Amendment became effective on August 14, 1997.

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

         Michael Warehime filed an appeal from the denial of his motion to enjoin the previously described Amendment to the Company's Amended and Restated Articles. On December 2, 1998, a majority panel of the Superior Court of Pennsylvania issued a decision holding that although John Warehime had acted in good faith in voting for the Amendment to the Amended and Restated Articles as trustee of the Warehime voting trust, Mr. Warehime breached his fiduciary duty to the beneficiaries of the Warehime voting trust in voting for the Amendment. On December 16, 1998, John Warehime filed a motion for reargument en banc with the Superior Court. On December 16, 1998, Michael Warehime filed a motion for clarification requesting that the Superior Court issue an order invalidating the Amendment to the Amended and Restated Articles. On December 23, 1998, the Superior Court denied Michael Warehime's motion for clarification.

         The Corporation is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these

                          PART II -- OTHER INFORMATION

                   HANOVER FOODS CORPORATION AND SUBSIDIARIES


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

                                                For     Against       Abstain
                                                ---     -------       -------
          Cyril T. Noel                       557,575     5,503            -
          G. Steven McKonly                   233,752        -             -

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

Item 5.   Other Information - None

Item 6.   Exhibits and Reports on Form 8-K - None

(a)       Exhibits

          S-K Exhibit
            Number         Description of Exhibit
            ------         ----------------------
              11           Computation of Earnings per Share
              27           Financial Data Schedule

(b)       Reports on Form 8-K.

          No reports on Form 8-K were filed during the quarter ended November 29, 1998.

                                    SIGNATURE



         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            HANOVER FOODS CORPORATION


Date:    January 13, 1999                   By:   /s/ Gary T. Knisely
         ------------------------------           ------------------------------
                                                      Gary T. Knisely
                                                      Executive Vice President

                                            By:   /s/ Pietro Giraffa
                                                  ------------------------------
                                                      Pietro Giraffa
                                                      Controller