Form 10-Q
period 1999-02-28
HANOVER FOODS CORP /PA/
filed 1999-04-14
CIK 853733

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
            THE SECURITIES EXCHANGE ACT OF 1934

            For the Quarterly Period Ended February 28, 1999

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

Indicate the number of shares outstanding of issuer's classes of common stock as of the latest practicable date.

               Class                      Outstanding at February 28, 1999
               -----                      --------------------------------
   Class A Common Stock, $25 par value              289,792 shares

   Class B Common Stock, $25 par value              426,547 shares

                   HANOVER FOODS CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q

                For the Thirty-Nine Weeks Ended February 28, 1999

Index                                                                Page
Part I -- Financial Information

   Item 1 -- Financial Statements:

      Condensed Consolidated Balance Sheets
        February 28, 1999 (Unaudited) and May 31, 1998..............   3

      Condensed Consolidated Statements of Operations (Unaudited)
        Thirty-Nine Weeks and Thirteen Weeks Ended
        February 28, 1999 and March 1, 1998.........................   5

      Condensed Consolidated Statements of Stockholders'
        Equity, Periods Ended February 28, 1999 (Unaudited)
        and May 31, 1998............................................   6

      Condensed Consolidated Statements of Cash Flows
        (Unaudited), Thirty-Nine Weeks Ended February 28, 1999
        and March 1, 1998...........................................   7

      Notes to Condensed Consolidated Financial Statements
        (Unaudited)................................................    8

   Item 2 -- Management's Discussion and Analysis of Financial
      Condition and Results of Operations..........................   19

Part II -- Other Information.......................................   24

  Item  1   -- Legal Proceedings...................................   24
  Items 2-3 -- None................................................   26
  Item  4   -- None................................................   27
  Item  5   -- None................................................   27
  Item  6   -- Exhibits and Reports on Form 8-K....................   27

                         PART I -- FINANCIAL INFORMATION
                          Item 1. Financial Statements
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets

--------------------------------------------------------------------------------------

                                                    February 28, 1999     May 31, 1998
ASSETS                                                 (Unaudited)
--------------------------------------------------------------------------------------
Current Assets:
   Cash and Cash Equivalents                           $  2,091,000       $  2,337,000
   Accounts and Notes Receivable, Net                    23,223,000         23,429,000
   Accounts Receivable from Related Parties, Net            193,000            389,000
   Inventories                                           55,754,000         42,962,000
   Prepaid Expenses                                       2,272,000          2,244,000
   Deferred Income Taxes                                    365,000            365,000
--------------------------------------------------------------------------------------

Total Current Assets                                     83,898,000         71,726,000
--------------------------------------------------------------------------------------

Property, Plant and Equipment, at Cost:
   Land and Buildings                                    44,415,000         35,171,000
   Machinery and Equipment                               93,556,000         86,965,000
   Leasehold Improvements                                   383,000            374,000
--------------------------------------------------------------------------------------

                                                        138,354,000        122,510,000
   Less Accumulated Depreciation and
     Amortization                                        77,103,000         72,641,000
--------------------------------------------------------------------------------------

                                                         61,251,000         49,869,000

   Construction in Progress                                  65,000          4,411,000
--------------------------------------------------------------------------------------

Total Property, Plant and Equipment                      61,316,000         54,280,000
--------------------------------------------------------------------------------------

Other Assets:
   Intangible Assets, Net                                 2,283,000          2,323,000
   Other Assets                                           3,383,000          2,678,000
--------------------------------------------------------------------------------------

Total Assets                                           $150,880,000       $131,007,000
--------------------------------------------------------------------------------------


     See accompanying notes to condensed consolidated financial statements.

                         PART I -- FINANCIAL INFORMATION
                     Item 1. Financial Statements, Continued
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets

-------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY                               February 28, 1999            May 31, 1998
                                                                      (Unaudited)
-------------------------------------------------------------------------------------------------------------
Current Liabilities:
   Notes Payable - Banks                                              $  31,103,000             $  19,874,000
   Accounts Payable                                                      24,671,000                23,979,000
   Accrued Expenses                                                       8,206,000                 7,717,000
   Current Maturities of Long-Term Debt                                   1,859,000                 1,859,000
   Income Taxes Payable                                                   2,503,000                 1,498,000
-------------------------------------------------------------------------------------------------------------

Total Current Liabilities                                                68,342,000                54,927,000
-------------------------------------------------------------------------------------------------------------

Long-Term Debt, Less Current Maturities                                  14,286,000                14,359,000
Other Liabilities                                                         1,980,000                 1,565,000
Deferred Income Taxes                                                     4,618,000                 4,686,000
-------------------------------------------------------------------------------------------------------------

Total Liabilities                                                        89,226,000                75,537,000
-------------------------------------------------------------------------------------------------------------

Stockholders' Equity:
   8.25% cumulative convertible preferred, $25 par value;
      issuable in series, 120,000 shares authorized;
      31,536 shares issued, 15,044 shares outstanding                       788,000                   788,000
   4.40% cumulative convertible preferred, $25 par value;
      issuable in series, 10,000 shares authorized; 10,000
      shares issued and outstanding                                         250,000                   250,000
   Common stock, Class A, non-voting, $25 par value;
      800,000 shares authorized, 349,210 shares issued,
      289,792 shares at February 28, 1999 and 290,860
      shares at May 31, 1998 outstanding                                  8,729,000                 8,729,000
   Common stock, Class B, voting, $25 par value;
      880,000 shares authorized, 493,123 shares issued,
      426,547 shares at February 28, 1999 and 426,766
      shares at May 31, 1998 outstanding                                 12,328,000                12,328,000
   Capital Paid in Excess of Par Value                                    2,143,000                 2,143,000
   Retained Earnings                                                     45,199,000                39,179,000
   Treasury Stock, at Cost                                               (8,053,000)               (7,993,000)
   Accumulated Other Comprehensive Income                                   270,000                    46,000
-------------------------------------------------------------------------------------------------------------

Total Stockholders' Equity                                               61,654,000                55,470,000
-------------------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity                            $ 150,880,000             $ 131,007,000
-------------------------------------------------------------------------------------------------------------


     See accompanying notes to condensed consolidated financial statements.

                         PART I -- FINANCIAL INFORMATION
                     Item 1. Financial Statements, Continued
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
           Condensed Consolidated Statements of Operations - Unaudited

-------------------------------------------------------------------------------------------------------------------------------
                                                  Thirty-Nine Weeks Ended                         Thirteen Weeks Ended
                                            February 28,             March 1,               February 28,             March 1,
                                               1999                    1998                    1999                    1998
-------------------------------------------------------------------------------------------------------------------------------
Net Sales                                  $212,189,000            $191,925,000            $ 72,946,000            $ 67,923,000
Cost of Goods Sold                          159,134,000             144,413,000              54,727,000              50,535,000
-------------------------------------------------------------------------------------------------------------------------------

Gross Profit                                 53,055,000              47,512,000              18,219,000              17,388,000

Selling Expenses                             30,472,000              27,470,000              10,905,000              10,143,000
Administrative Expenses                       8,398,000               7,452,000               3,056,000               2,952,000
-------------------------------------------------------------------------------------------------------------------------------

Operating Profit                             14,185,000              12,590,000               4,258,000               4,293,000

Interest Expense                              2,369,000               2,410,000                 867,000                 708,000
Other Expenses, Net                             424,000                 245,000                 182,000                 170,000
-------------------------------------------------------------------------------------------------------------------------------

Earnings Before Income Taxes                 11,392,000               9,935,000               3,209,000               3,415,000

Income Taxes                                  4,629,000               3,740,000               1,324,000               1,259,000
-------------------------------------------------------------------------------------------------------------------------------

Net Earnings                                  6,763,000               6,195,000               1,885,000               2,156,000
Dividends on Preferred Stock                     33,000                  26,000                  10,000                  10,000
-------------------------------------------------------------------------------------------------------------------------------

Net Earnings Applicable to
     Common Stock                          $  6,730,000            $  6,169,000            $  1,875,000            $  2,146,000
-------------------------------------------------------------------------------------------------------------------------------

Earnings Per Share:
     Net Earnings Per Common
         Share - Basic                     $       9.39            $       8.58            $       2.61            $       2.98
     Net Earnings Per Common
         Share - Diluted                   $       9.20            $       8.55            $       2.56            $       2.97
Dividends Per Share, Common                $      0.825            $      0.825            $      0.275            $      0.275
Basic Weighted Average Shares                   716,974                 718,609                 717,086                 719,037
Diluted Weighted Average Shares                 731,895                 724,347                 732,007                 724,775
-------------------------------------------------------------------------------------------------------------------------------


     See accompanying notes to condensed consolidated financial statements.

                         PART I -- FINANCIAL INFORMATION
                     Item 1. Financial Statements, Continued
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
            Condensed Consolidated Statements of Stockholders' Equity
                                   (Unaudited)

------------------------------------------------------------------------------------------------------------------------
                                                     Cumulative            Cumulative
                                               Convertible Preferred   Convertible Preferred
                                                       Stock                  Stock                  Common Stock
                                                   Series A and B            Series C                  Class A
                                    Total
                                Stockholders'
                                   Equity         Shares     Amount       Shares     Amount       Shares       Amount
------------------------------------------------------------------------------------------------------------------------
Balance, May 31, 1998            $55,470,000      31,536     $788,000     10,000     $250,000     349,210     $8,729,000

Net Earnings for the Period        6,763,000

Cash Dividends Per Share:

     Preferred Stock                 (33,000)
     Common Stock                   (710,000)

Redemption of Common Stock

     (Class A 1,068 Shares and
      Class B 219 Shares)            (60,000)

Unrealized Gain on Investments       224,000
------------------------------------------------------------------------------------------------------------------------

Balance, February 28, 1999       $61,654,000      31,536     $788,000     10,000     $250,000     349,210     $8,729,000
------------------------------------------------------------------------------------------------------------------------


---------------------------------------------------------------------------------------------------------------------------------
                                   Common Stock
                                      Class B                                                 Treasury Stock          Accumulated
                                                           Capital Paid                                                 Other
                                                           in Excess of      Retained                                Comprehensive
                                  Shares      Amount         Par Value       Earnings        Shares       Amount         Income
---------------------------------------------------------------------------------------------------------------------------------
Balance, May 31, 1998            493,123     $12,328,000     $2,143,000     $39,179,000      141,199     $(7,993,000)     $46,000

Net Earnings for the Period                                                   6,763,000

Cash Dividends Per Share:

     Preferred Stock                                                            (33,000)
     Common Stock                                                              (710,000)

Redemption of Common Stock

     (Class A 1,068 Shares and
      Class B 219 Shares)                                                                      1,287         (60,000)

Unrealized Gain on Investments                                                                                            224,000
---------------------------------------------------------------------------------------------------------------------------------

Balance, February 28, 1999       493,123     $12,328,000     $2,143,000     $45,199,000      142,486     $(8,053,000)    $270,000
---------------------------------------------------------------------------------------------------------------------------------


     See accompanying notes to condensed consolidated financial statements.

                       PART I -- FINANCIAL INFORMATION
                   Item 1. Financial Statements, Continued
                  HANOVER FOODS CORPORATION AND SUBSIDIARIES
         Condensed Consolidated Statements of Cash Flows (Unaudited)

------------------------------------------------------------------------------------------------------
                                                                             Period Ended
                                                             February 28, 1999          March 1, 1998
------------------------------------------------------------------------------------------------------
Increase (Decrease) in Cash and Cash Equivalents

Operating Activities:
   Net Earnings                                                 $  6,763,000             $  6,195,000
   Adjustments to Reconcile Net Earnings to Net
      Cash Provided by Operating Activities:
         Depreciation and Amortization                             4,629,000                4,313,000
         Deferred Income Taxes                                       (68,000)                  99,000
   Changes in Assets and Liabilities:
         Accounts Receivable                                         402,000               (2,721,000)
         Inventories                                             (12,792,000)              (9,111,000)
         Prepaid Expenses                                            (28,000)                (487,000)
         Accounts Payable and Accrued Expenses                     1,181,000                8,849,000
         Income Taxes Payable                                      1,005,000                  681,000
         Other Liabilities                                           415,000                  123,000
------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                          1,507,000                7,941,000
------------------------------------------------------------------------------------------------------

Investing Activities:
   Decrease (Increase) in Other Assets                              (608,000)                 355,000
   Acquisitions of Property, Plant and Equipment                 (11,498,000)              (5,330,000)
------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                            (12,106,000)              (4,975,000)
------------------------------------------------------------------------------------------------------

Financing Activities:
   Increase (Decrease) in Notes Payable                           11,229,000               (1,932,000)
   Payments on Long-Term Debt                                        (73,000)                (449,000)
   Payment of Dividends                                             (743,000)                (619,000)
   Redemption of Common Stock                                        (60,000)                 (86,000)
   Issuance of 4.4% Preferred Stock                                        0                  770,000
------------------------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Financing Activities               10,353,000               (2,316,000)
------------------------------------------------------------------------------------------------------

Net Increase (Decrease) in Cash and Cash Equivalents                (246,000)                 650,000
Cash and Cash Equivalents, Beginning of Period                     2,337,000                3,312,000
------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents, End of Period                           2,091,000                3,962,000
------------------------------------------------------------------------------------------------------


     See accompanying notes to condensed consolidated financial statements.

                         PART I -- FINANCIAL INFORMATION
                     Item 1. Financial Statements, Continued
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                       February 28, 1999 and March 1, 1998
                                   (Unaudited)

------------------------------------------------------------------------------

(1)   BASIS OF PRESENTATION

      The condensed consolidated financial statements of the Registrant included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been omitted, the Registrant believes that the disclosures are adequate to make the information presented not misleading.

      The Corporation's fiscal year ends at the close of operations on the Sunday nearest to May 31. Accordingly, these financial statements reflect activity for the thirty-nine week periods ended February 28, 1999 and March 1, 1998.

      It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in Form 10-K for the Corporation's fiscal year ended May 31, 1998.

      The condensed consolidated financial statements included herein reflect all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary to present a fair statement of the results of the interim period.

      The results for the interim periods are not necessarily indicative of trends or results to be expected for a full fiscal year.

(2)   SHORT-TERM BORROWINGS

      The Corporation and its subsidiaries maintain short-term unsecured lines of credit with various banks providing credit availability amounting to $65.0 million, of which $31,103,000 was borrowed at February 28, 1999. The average cost of funds during the thirty-nine week period ended February 28, 1999 was 5.32%.

                         PART I -- FINANCIAL INFORMATION
                     Item 1. Financial Statements, Continued
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

------------------------------------------------------------------------------


(3)   LONG-TERM DEBT

      The long-term debt of the Corporation and its subsidiaries consist of:

                                                      February 28,      May 31,
                                                         1999            1998
      ----------------------------------------------------------------------------
      8.74% unsecured senior notes payable
         to an insurance company, due
         fiscal years ending 1995-2007                 $16,071,000    $16,071,000

      Installment obligation payable to a related
         party, due in equal annual installments
         in fiscal years ending 1996-2000,
         interest at prime rate (8.0% at
         February 28, 1999)                                 74,000        147,000

      ----------------------------------------------------------------------------

                                                        16,145,000     16,218,000

      Less current maturities                            1,859,000      1,859,000

      ----------------------------------------------------------------------------

      Net Long-Term Debt                               $14,286,000    $14,359,000

      ----------------------------------------------------------------------------


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

------------------------------------------------------------------------------


(4)   RELATED PARTY TRANSACTIONS

      The Corporation and its subsidiaries, in the normal course of business, purchase and sell goods and services to related parties. The Corporation believes that the cost of such purchases and sales are competitive with alternative sources of supply and markets.

--------------------------------------------------------------------------------------------------------------------------
                                                Thirty-Nine Weeks Ended                       Thirteen Weeks Ended
                                             February 28,           March 1,            February 28,            March 1,
                                                1999                  1998                  1999                  1998
--------------------------------------------------------------------------------------------------------------------------
Revenues:

   Park 100 Foods, Inc.                      $2,132,000            $3,559,000            $  385,000            $1,094,000

Corporate Charges:

   Snyder's of Hanover, Inc.                 $  140,000            $  135,000            $   47,000            $   47,000

Expenditures:

   Park 100 Foods, Inc.                      $   85,000            $  165,000            $   51,000            $   23,000
   ARWCO Corporation                         $   12,000            $   15,000            $    4,000            $    5,000
   Warehime Enterprises, Inc.                $   77,000            $   97,000            $   64,000            $   95,000
   John A. & Patricia M. Warehime            $   44,000            $   45,000            $   14,000            $   15,000
   James G. Sturgill                         $   48,000            $   59,000            $   12,000            $   19,000
   Lippy Brothers, Inc.                      $  956,000            $  304,000            $  702,000            $  235,000

--------------------------------------------------------------------------------------------------------------------------

                         PART I -- FINANCIAL INFORMATION
                     Item 1. Financial Statements, Continued
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

------------------------------------------------------------------------------


The respective February 28, 1999 and May 31, 1998 account balances with related companies are as follows:

                                    February 28, 1999     May 31, 1998
------------------------------------------------------------------------------
Accounts Receivable:

   Snyder's of Hanover, Inc.            $ 32,000            $ 48,000
   Park 100 Foods, Inc.                 $162,000            $346,000
   Warehime Enterprises                 $      0            $  3,000

Accounts Payable:

   ARWCO Corporation                    $  1,000            $  1,000
   James G. Sturgill                    $      0            $  7,000

Notes Payable:

   Cyril T. Noel                        $ 74,000            $147,000
------------------------------------------------------------------------------

                         PART I -- FINANCIAL INFORMATION
                     Item 1. Financial Statements, Continued
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

------------------------------------------------------------------------------


(5)   ACQUISITIONS

      During the year ended May 31, 1998, the Corporation purchased assets and assumed certain liabilities of L.K. Bowman, Inc. and L.K. Bowman Pacific, Inc. These acquisitions accounted for under the purchase method were not material to the Corporation's results of operations for the year ended May 31, 1998. The allocation of the purchase price is as follows:

            Accounts receivable                      $ 1,830,000
            Inventory                                  4,002,000
            Prepaid expenses                              41,000
            Property, plant and equipment                911,000
            Intangible assets                            300,000
            Goodwill                                   1,435,000
            Accounts payable                          (1,838,000)
                                                     -----------
               Total purchase price                  $ 6,681,000

      During the year ended October 1998, the Corporation purchased certain assets of Bickel's Potato Chip Co., Inc. This purchase was not material to the Corporation's results of operations for the thirteen or thirty-nine week periods ended February 28, 1999. The allocation of the purchase price is as follows:

            Inventory                                $  234,000
            Prepaid expenses                             13,000
            Property, plant and equipment             1,429,000
                                                     ----------
               Total purchase price                  $1,676,000

(6)   EARNINGS PER SHARE

      The Corporation adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share," effective with the period ended March 1, 1998, and restated all prior earnings per share amounts to conform to the provisions thereof.

                         PART I -- FINANCIAL INFORMATION
                     Item 1. Financial Statements, Continued
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

------------------------------------------------------------------------------


(7)   COMPREHENSIVE INCOME

      The Corporation adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," in the first quarter of the current fiscal year. Comprehensive income is determined as follows:

      ----------------------------------------------------------------------------------------------------------------------
                                                Thirty-Nine Weeks Ended                         Thirteen Weeks Ended
                                          February 28,              March 1,               February 28,           March 1,
                                              1999                    1998                    1999                   1998
      ----------------------------------------------------------------------------------------------------------------------
      Net Income                           $ 6,763,000            $ 6,195,000             $ 1,885,000            $ 2,156,000

      Other Comprehensive
         Income (Loss):

         Unrealized Gain (Loss)
         on Investments                        224,000               (165,000)                 58,000                 81,000

      ----------------------------------------------------------------------------------------------------------------------

      Comprehensive Income                 $ 6,987,000            $ 6,030,000             $ 1,943,000            $ 2,237,000
      ----------------------------------------------------------------------------------------------------------------------

                         PART I -- FINANCIAL INFORMATION
                     Item 1. Financial Statements, Continued
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

------------------------------------------------------------------------------


(8)   RECONCILIATION OF NUMERATOR AND DENOMINATOR FOR BASIC
      AND DILUTED EARNINGS PER SHARE

----------------------------------------------------------------------------------------------------------------------
                                                     Thirty-Nine Weeks Ended               Thirteen Weeks Ended
                                                    February 28,       March 1,         February 28,       March 1,
                                                       1999              1998              1999             1998
---------------------------------------------------------------------------------------------------------------------
      Numerator for basic earnings per share:

      Net earnings applicable to
         common stock                                $6,730,000        $6,169,000        $1,875,000        $2,146,000


      Preferred stock dividends                          33,000            26,000            10,000            10,000

---------------------------------------------------------------------------------------------------------------------

      Net earnings assuming dilution                 $6,763,000        $6,195,000        $1,885,000        $2,156,000
---------------------------------------------------------------------------------------------------------------------


      Denominator:

      Basic weighted average shares                     716,974           718,609           717,086           719,037

      Effect of dilutive securities                      14,921             5,738            14,921             5,738

      Diluted weighted average shares                   731,895           724,347           732,007           724,775

---------------------------------------------------------------------------------------------------------------------

                         PART I -- FINANCIAL INFORMATION
                     Item 1. Financial Statements, Continued
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

------------------------------------------------------------------------------


(9)   CONTINGENCIES

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

------------------------------------------------------------------------------


      raised by the Class A common stockholders were investigated by a special independent committee of the Board of Directors and found to be without merit.

      The director defendants filed an Answer and New Matter to the Amended Complaint on March 17, 1999.

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

------------------------------------------------------------------------------


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

      Michael Warehime filed an appeal from the denial of his motion to enjoin the previously described Amendment to the Company's Amended and Restated Articles. On December 2, 1998, a majority panel of the Superior Court of Pennsylvania issued a decision holding that although John Warehime had acted in good faith in voting for the Amendment to the Amended and Restated Articles as trustee of the Warehime voting trust, Mr. Warehime breached his fiduciary duty to the beneficiaries of the Warehime voting trust in voting for the Amendment. On December 16, 1998, John Warehime filed a motion for reargument en banc with the Superior Court. On December 16, 1998, Michael Warehime filed a motion for clarification requesting that the Superior Court issue an order invalidating the Amendment to the Amended and Restated Articles. On December 23, 1998, the Superior

                         PART I -- FINANCIAL INFORMATION
                     Item 1. Financial Statements, Continued
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

------------------------------------------------------------------------------


      Court denied Michael Warehime's motion for clarification. On February 8, 1999, the Superior Court denied the motion for reargument en banc. On March 10, 1999, John Warehime and the other directors filed a petition for allowance of appeal with the Supreme Court of Pennsylvania. On March 29, 1999, Michael Warehime filed a response to the petition for allowance of appeal and a cross-petition for allowance of appeal with the Supreme Court of Pennsylvania. On April 13, 1999, John Warehime and the independent directors of the Company filed a brief in opposition to the conditional cross-petition for allowance of appeal filed with Michael Warehime.

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

------------------------------------------------------------------------------


FORWARD LOOKING STATEMENTS

When used in this Form 10-Q, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "projected," or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, but not limited to, quarterly fluctuations in operating results, competition, state and federal regulation, environmental considerations, foreign operations and risks associated with the Year 2000 Issue. Such factors, which are discussed in the Form 10-Q, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinion or statements expressed herein with respect to future periods. As a result, the Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

The following comments should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the Corporation's Annual Report on Form 10-K for the fiscal year ended May 31, 1998.

GENERAL

Prices for processed food tend to rise with overall inflation and not in line with prices of raw farm products. Generally, price surges in farm products due to supply shocks and crop problems are not passed on to consumers dollar for dollar. Management believes consumers often switch from one food product that has risen to another which has not changed in price. As a result, food processors tend to absorb raw farm product price increases to remain competitive. However, when raw farm product prices drop, food processors try to retain some of the savings. The Company does not expect the overall number of pounds of frozen and canned vegetables consumed to significantly increase over the next several years. Generally, the Company expects sales growth by processors beyond expected inflation rates and population growth will come at the expense of and loss of market share by another processor. Sales growth can increase internationally and through promotions to increase consumption through the introduction of new or improved food products.

                         PART I -- FINANCIAL INFORMATION
                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES

------------------------------------------------------------------------------


RESULTS OF OPERATIONS

NET SALES

Consolidated net sales were $212.2 million for the thirty-nine week period ended February 28, 1999. This represents an increase of 10.6% over the thirty-nine week period ended March 1, 1998 consolidated net sales of $191.9 million. Consolidated net sales were $72.9 million for the thirteen week period ended February 28, 1999, a 7.4% increase from consolidated net sales of $67.9 million for the corresponding period in the prior year. The increase was due primarily to increases in the sales of L.K. Bowman, Sunnyside Fresh Foods, and Bickel's Potato Chip Co., new acquisitions during the later part of fiscal 97/98 and the second quarter of fiscal 98/99. In addition, increases in foodservice sales were offset by decreases in frozen industrial sales.

COST OF GOODS SOLD

Cost of goods sold were $159.1 million, or 75.0% of consolidated net sales, in the thirty-nine week period ended February 28, 1999 and $144.4 million, or 75.2% of consolidated net sales, for the corresponding period in 1998. Cost of goods sold was $54.7 million, or 75.0% of consolidated net sales, for the thirteen week period ended February 28, 1999 as compared to $50.5 million, or 74.4% of consolidated net sales, for the corresponding period in 1998. The decrease in cost of goods sold as a percentage of net sales for the thirty-nine week period resulted primarily from a reduction in cost of operations. The increase in the cost of goods as a percentage of net sales for the thirteen week period was a result of decreased frozen volume in industrial sales.

SELLING EXPENSES

Selling expenses were $30.5 million, or 14.4% of consolidated net sales, for the thirty-nine week period ended February 28, 1999 as compared to $27.5 million, or 14.3% of consolidated net sales, during the corresponding period in 1998. Selling expenses were $10.9 million, or 14.9% of consolidated net sales, for the thirteen week period ended February 28, 1999 compared to $10.1 million, or 14.9% of consolidated net sales, during the corresponding period in 1998. The increase in selling expenses reflects higher expenses related to coupon programs.

ADMINISTRATIVE EXPENSES

Administrative expenses as a percentage of consolidated net sales were 4.0% for the thirty-nine week period ended February 28, 1999 compared to 3.9% for the corresponding period of 1998.

                         PART I -- FINANCIAL INFORMATION
                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES

------------------------------------------------------------------------------


Administrative expenses as a percentage of consolidated net sales were 4.2% for the thirteen week period ended February 28, 1999 compared to 4.3% of consolidated net sales during the corresponding period in 1998. The increase in dollars was attributed to increases in outside consulting services dealing with the Year 2000 conversion and administrative expenses of our acquisitions, L.K. Bowman, Sunnyside Fresh Foods, and Bickel's Potato Chip Co.

INTEREST EXPENSE

Interest expense was $2,369,000 for the thirty-nine week period ended February 28, 1999 as compared to $2,410,000 for the same period in 1998. Interest expense was $0.9 million for the thirteen week period ended February 28, 1999 compared to $0.7 million for the same period in 1998. The decrease in interest expense for the thirty-nine week period was previously due to lower borrowing rates. The increase in interest expense for the thirteen week period is due to increased seasonal borrowing levels which was partially offset by lower borrowing rates.

OTHER EXPENSES, NET

Other expenses, net were $424,000 for the thirty-nine week period ended February 28, 1999 as compared to $245,000 for the same period in 1998. Other expenses, net were $182,000 for the thirteen week period ended February 28, 1999 as compared to $170,000 for the same period in 1998. Increased goodwill amortization due to the acquisitions of L.K. Bowman, Sunnyside Fresh Foods and Bickel's Potato Chip Co. and increased foreign exchange loss contributed to the increased expenses during both the thirty-nine and thirteen week periods as compared to the prior year periods.

INCOME TAXES

The provision for federal and state income taxes for the thirty-nine week period ended February 28, 1999 was $4.6 million, or 40.6% of pretax earnings, as compared to $3.7 million, or 37.6% for the same period in 1998. The increase in the effective tax rate for both the thirty-nine week and thirteen week periods was due to decreased earnings in foreign jurisdictions with lower tax rates in the current year periods as compared to prior year periods.

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

------------------------------------------------------------------------------


OPERATING ACTIVITIES

Cash provided by operating activities for the thirty-nine week period ended February 28, 1999 was $1.5 million as compared to $7.9 million during the same period of 1998. Increased inventory levels utilized more cash flow in the current period compared to the same period in the prior year. In addition, the same period in 1998 consumed less in cash for accounts receivable and provided more cash from increases in accounts payable and accrued expense levels.

INVESTING ACTIVITIES

During the thirty-nine week period ended February 28, 1999, the Corporation spent approximately $11.5 million for the purchase of land and plant upgrades and expansions. This compares to $5.3 million spent during the same period last year for capital projects.

FINANCING ACTIVITIES

The increase in notes payable of approximately $11.2 million during the thirty-nine week period ended February 28, 1999 represents borrowings made against available seasonal lines of credit from financial institutions for use in operations and plant upgrades and expansions.

The Corporation has available seasonal lines of credit from financial institutions in the amount of $65.0 million, of which $31.1 million was utilized as of February 28, 1999. Additional borrowings are permitted within parameters in existing debt agreements. Management believes these credit facilities provide adequate availability for seasonal operating requirements.

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

In 1997, the Corporation established a management team to assess the Corporation's Year 2000 issues and to implement the Corporation's Year 2000 compliance program. The management team includes members of the Corporation's Management Information, Accounting and Finance

                         PART I -- FINANCIAL INFORMATION
                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES

------------------------------------------------------------------------------


Departments and certain officers of the Corporation. The Corporation has completed the majority of its implementation and testing program and currently anticipates having all of its information technology systems as well as non-information technology systems (which include the Corporation's telecommunications systems and food processing equipment) Year 2000 compliant by the end of the first quarter of fiscal year 2000. The Corporation is also in the process of developing a contingency plan in the event its systems are not Year 2000 compliant on a timely basis. The Corporation currently estimates the total costs associated with addressing the Year 2000 Issue to be approximately $450,000 and anticipates that such costs will not materially affect the Corporation's future financial results.

As part of its Year 2000 compliance program, the Corporation is contacting and surveying vendors and customers with whom the Corporation does a material amount of business to determine whether these parties' systems (to the extent they relate to the Corporation's business) are subject to Year 2000 issues. The failure of the Corporation's material vendors or customers to convert their systems on a timely basis may have a material adverse effect on the Corporation's operations. The Corporation is in the process of developing a contingency plan in the event these vendors or customers with which the Corporation does a material amount of business are not Year 2000 compliant on a timely basis.

                          PART II -- OTHER INFORMATION
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES

------------------------------------------------------------------------------


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

The director defendants filed an Answer and New Matter to the Amended Complaint on March 17, 1999.

                          PART II -- OTHER INFORMATION
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES

------------------------------------------------------------------------------


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

                          PART II -- OTHER INFORMATION
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES

 ------------------------------------------------------------------------------


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

Michael Warehime filed an appeal from the denial of his motion to enjoin the previously described Amendment to the Company's Amended and Restated Articles. On December 2, 1998, a majority panel of the Superior Court of Pennsylvania issued a decision holding that although John Warehime had acted in good faith in voting for the Amendment to the Amended and Restated Articles as trustee of the Warehime voting trust, Mr. Warehime breached his fiduciary duty to the beneficiaries of the Warehime voting trust in voting for the Amendment. On December 16, 1998, John Warehime filed a motion for reargument en banc with the Superior Court. On December 16, 1998, Michael Warehime filed a motion for clarification requesting that the Superior Court issue an order invalidating the Amendment to the Amended and Restated Articles. On December 23, 1998, the Superior Court denied Michael Warehime's motion for clarification. On February 8, 1999, the Superior Court denied the motion for reargument en banc. On March 10, 1999, John Warehime and the other directors filed a petition for allowance of appeal with the Supreme Court of Pennsylvania. On March 29, 1999, Michael Warehime filed a response to the petition for allowance of appeal and a cross-petition for allowance of appeal with the Supreme Court of Pennsylvania. On April 13, 1999, John Warehime and the independent directors of the Company filed a brief in opposition to the conditional cross-petition for allowance of appeal filed with Michael Warehime.

The Corporation is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Corporation's consolidated financial position, results of operations or liquidity.

ITEM 2.  CHANGES IN SECURITIES -- None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES -- None

                          PART II -- OTHER INFORMATION
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES

------------------------------------------------------------------------------


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -- None

ITEM 5.  OTHER INFORMATION -- None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K -- None

(a)   Exhibits

      S-K Exhibit
      Number           Description of Exhibit
      ------           ----------------------
      27               Financial Data Schedule

(b)   Reports on Form 8-K.

      No reports on Form 8-K were filed during the quarter ended February 28, 1999.

                                    SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    HANOVER FOODS CORPORATION


Date:   April 14, 1999              By: /s/ Gary T. Knisely
                                        ---------------------------------------
                                            Gary T. Knisely
                                            Executive Vice President


                                    By: /s/ Pietro Giraffa
                                        ---------------------------------------
                                            Pietro Giraffa
                                            Controller