Form 10-K
period 1999-05-30
HANOVER FOODS CORP /PA/
filed 1999-08-30
CIK 853733

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)

  X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---     EXCHANGE ACT OF 1934

For the fiscal year ended May 30, 1999

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---     EXCHANGE ACT OF 1934

For the transition period from                    to
                               -----------------
Commission file number   000-17896
                       -----------

                            HANOVER FOODS CORPORATION
             (Exact name of Registrant as specified in its charter)


                              PENNSYLVANIA                                          23-0670710
     (State or other jurisdiction of incorporation or organization)           (IRS Employer I.D. No.)

      P.O. BOX 334, YORK STREET EXTENDED, HANOVER, PENNSYLVANIA  17331-0334
            (Address of principal executive offices)       (Zip code)

        Registrant's telephone number including area code: (717) 632-6000

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:


                                                          Name Of Each Exchange On
                  Title Of Each Class                         Which Registered
                  -------------------                         ----------------
                  Class A Nonvoting Common Stock                    None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.   Yes    X      No
                              ---        ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
            ---

As of August 10, 1999, the estimated aggregate market value of Class B Voting Common Stock held by non-affiliates of the Registrant was $582,060. As of August 10, 1999, the estimated aggregate market value of Class A Nonvoting Common Stock held by non-affiliates of the Registrant was $14,296,740. (The exclusion of the market value of shares owned by any person shall not be deemed an admission that such person is an "affiliate" of the Registrant.) There were 426,474 shares of Class B Voting Common Stock outstanding as of August 10, 1999. There were 289,414 shares of Class A Nonvoting Common Stock outstanding as of August 10, 1999.

PART I

ITEM 1.  BUSINESS


Forward Looking Statements


When used in this Annual Report, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "projected," or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Securities litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including but not limited to quarterly fluctuations in operating results, competition, state and federal regulation, environmental considerations, foreign operations and risks associated with the Year 2000 Issue. Such factors, which are discussed in the Annual Report, could affect the Corporation's financial performance and could cause the Corporation's actual results for future periods to differ materially from any opinion or statements expressed herein with respect to future periods. As a result, the Corporation wishes to caution readers not to place undue reliance on any such forward- looking statements, which speak only as of the date made.

OVERVIEW

Hanover Foods Corporation (as used herein the term "Corporation" refers to Hanover Foods Corporation and its consolidated subsidiaries) was incorporated on December 12, 1924 in Harrisburg, Pennsylvania. The Corporation consists of three
(3) operating divisions: Hanover, L. K. Bowman Co., and Bickel's Potato Chip Co.

In addition, the Corporation has five (5) wholly-owned subsidiaries, Tri-Co. Foods Corp., Consumers Packing Corporation, d/b/a Hanover Foods - Lancaster Division, Spring Glen Fresh Foods, Inc., Hanover Insurance Corporation, Ltd., and Nittany Corporation. Tri-Co. Foods Corp. in turn has two (2) wholly-owned subsidiaries, Alimentos Congelados Monte Bello, S.A., and Sunwise Corporation.

Originally, the Corporation was established to provide seasonal packing of locally grown peas, beans and other vegetables. From this beginning, the Corporation has grown to become one of the leading independent processors of canned vegetables, frozen vegetables, frozen meat products, frozen entrees, frozen soft pretzels, canned and frozen mushrooms, fresh foods and snack food products in the eastern United States. The Corporation's raw materials are readily available, and the Corporation is not dependent on a single supplier or a few suppliers. This growth has resulted from the Corporation's extended scope of operations, new product development and acquisitions. See "Risk Factors - Industry Conditions and Price and Volume Fluctuations."

The Corporation is a vertically integrated processor of vegetable products in one industry segment. It is involved in the growing, processing, canning, freezing, freeze-drying, packaging, marketing and distribution of its products under its own trademarks, as well as other branded, customer and private labels. "See Risk Factors - General Risks of the Food Industry."

The Corporation enjoys its strongest retail sales in the mid-Atlantic states and Florida. Introduction of frozen ethnic blends, specialty vegetables, canned pasta, a frozen soft pretzel, refrigerated food, canned, frozen mushrooms and snack food products has enabled the Corporation to increase and expand its distribution throughout the eastern seaboard. Distribution in the remainder of the United States is limited to food service, military and industrial customers.

OPERATIONS

The Corporation has operations at seven (7) plants in Pennsylvania, one (1) plant in Delaware, one (1) plant in New Jersey, two (2) plants in Guatemala and one (1) plant in California.

PRODUCTS

The Corporation markets its products under the brand names HANOVER, HANOVER FARMS, MYERS, PHILLIPS, GIBBS, SUPERFINE, MARYLAND CHIEF, MITCHELL'S, DUTCH FARMS, SUNWISE, O&C (jarred onions only), SPRING GLEN FRESH FOODS, SUNNYSIDE FOODS, NOTTINGHAM, BICKEL'S and DRAPER KING COLE. The products sold by the Corporation under these brand names include canned vegetables, beans and pasta as well as frozen vegetables, frozen meat products, food entrees, refrigerated and fresh foods, canned and frozen mushrooms and potato chips. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Year Ended May 30, 1999 Results of Operations Compared to Year Ended May 31, 1998" in the 1999 Annual Report attached hereto as Exhibit 13 (the "Annual Report").

DISTRIBUTION

The Corporation's products are marketed under its brand labels and customer private labels to the consumer for home use and also to the food service trade which includes restaurants, fast food chains, hospitals and schools as well as military and other governmental uses. The Corporation's ten largest customers account for approximately 35% of the Corporation's net sales for the fiscal year ended May 30, 1999 and 21% of accounts receivable as of May 30, 1999. No single customer accounted for more than approximately 10% of net sales for the fiscal years ended May 30, 1999, May 31, 1998, and June 1, 1997. The Corporation's products are distributed directly to its customers and indirectly via independent distributors. Sales activities are conducted via Corporation employed sales personnel and independent sales brokerage firms. The Corporation also manufactures private label food products for other food companies.

COMPETITION

The Corporation markets its food products to the retail and food service sectors in the northeastern, mid-Atlantic, southeastern and midwestern areas of the United States. See "Risk Factors - Competition."

The principal methods of competition within the food processing industry are: price, promotion, advertising, product quality and service.

The Corporation competes with national processors such as Agrilink Foods and Campbell Foods and area processors such as Bush.

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

ENVIRONMENTAL CONSIDERATIONS

The Corporation continually makes investments to comply with all federal, state and local laws, environmental rules and regulations. To date, such expenditures have not been material with respect to the Corporation's capital expenditures, earnings or competitive position, and are not expected to be in the future. See "Risk Factors Environmental Risks" and "Legal Proceedings."

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

EMPLOYEES

The Corporation, its divisions and subsidiaries currently employ approximately 1,856 employees on a full-time and a seasonal basis. Approximately 1,475 employees are employed in the United States and 390 are employed in Guatemala.

A total of 684 production workers at the Hanover, PA, Centre Hall, PA and Clayton, DE plants are members of the United Food and Commercial Workers Union - Locals 1776, 72 and 56, respectively. The Hanover and Centre Hall, PA plants each have their own three (3) year contract beginning January 1, 1997 and ending December 31, 1999. The Clayton, DE plant has its own three (3) year contract beginning January 1, 1998 and ending December 31, 2001. There are no union contracts at any other plants or locations of the Corporation. The Corporation has never had any strikes or labor disputes interfering with its operations. Management considers labor relations to be excellent.

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

Information with respect to the revenue, cost of sales and identifiable assets for the Corporation's foreign operations is set forth in Note 11 to the Consolidated Financial Statements entitled "Foreign Operations" in the Annual Report.

RISK FACTORS

Industry Conditions and Price and Volume Fluctuations

The Corporation's financial performance and growth are related to conditions in the food processing industry. The United States food processing industry is a mature industry. The Corporation's net sales are a function of product availability and market pricing. In the food processing industry, product availability and market prices tend to have an inverse relationship: market prices tend to decrease as more product is available, whereas if less product is available, market prices tend to increase. Product availability is a direct result of plantings, growing conditions, crop yields and inventories, all of which vary from year to year. In addition, price can be affected by the planting, inventory level and individual pricing decisions of the three or four largest processors in the industry. Generally, the market prices in the food processing industry tend to adjust more quickly to variations in product availability than an individual processor can adjust its cost structure; thus, in an over-supply situation, a processor's margins likely will weaken, as suppliers generally are not able to adjust their cost structure as rapidly as market prices adjust for the over-supply. The Corporation typically has experienced lower margins during times of industry over-supply. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report.

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

Because many of the raw materials processed by the Corporation are agricultural crops, production of products using these crops is predominantly seasonal. As a result, the Corporation needs access to working capital financing to meet its production requirements during these periods. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report.

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

Risks Associated with Foreign Operations

Foreign operations generally involve greater risks than doing business in the United States. Foreign economies differ favorably or unfavorably from the United States' economy in such respects as the level of inflation and debt, which may result in fluctuations in the value of the country's currency and real property. Further, there may be less government regulation in various countries, and difficulty in enforcing legal rights outside the United States. Additionally, in some foreign countries, there is the possibility of expropriation or confiscatory taxation, limitations on the removal of property or other assets, political or social instability or diplomatic developments which could affect the operations and assets of U.S. companies doing business in that country. Some of these are more pronounced in third world countries such as Guatemala. At May 30, 1999, the total assets of the Corporation's foreign operations were approximately $9.0 million.

Year 2000

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

The Corporation has performed a review of its non-information technology and believes that all such technology is Year 2000 compliant. Currently the Corporation does not have a contingency plan in the event that correction has not been timely made.

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

Nottingham, PA                       -      Canned mushrooms, dry storage.

Ephrata, PA                          -      Refrigerated, fresh foods and soups manufacture.  Dry, refrigerated and frozen storage.

Manheim, PA                          -      Potato chip manufacturer, dry storage.

Millville, NJ                        -      Refrigerated, fresh foods and soups manufacture.  Dry, refrigerated and frozen storage.  The building and land is leased from Purity Group, Inc.
                                            which lease expires January 15, 2000.  All equipment is owned by the corporation.

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

On February 13, 1997, the Board of Directors proposed an amendment and restatement of the Corporation's Articles of Incorporation (the "Amended and Restated Articles") which provides that if all of the following Class B shareholders (or their Estates upon the death of such stockholders), Michael A. Warehime, John A. Warehime, Sally W. Yelland, J. William Warehime, and Elizabeth
W. Stick (all members of the Warehime family), do not agree in writing to the composition of the Company's Board of Directors or other important matters specified below on or after the 1998 annual shareholders meeting, the trustees of the Corporation's 401(k) Savings Plan (or a similar employee benefit plan), acting as fiduciaries for the employees who participate in the Plan, and the Class A shareholders may become entitled to vote in the manner described in the Amended and Restated Articles. The Amended and Restated Articles created a Series C Convertible Preferred Stock, which, in case of a dispute among the abovementioned members of the Warehime family on Board of Directors composition or other important matters, would be entitled to 35 votes per share (a total of 350,000 votes based on 10,000 shares of Series C Convertible Preferred Stock issued to and held by the Trustees of the Company's 401(k) Savings Plan); if the Series C Convertible Preferred Stock were entitled to vote because of such dispute, each share of Class A Common Stock would be entitled to 1/10th of a vote per share.

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

Under the Amendment, the definition of "disinterested directors" means the person who, in the opinion of counsel for the Corporation, meet any of the following criteria: (i) disinterested directors as defined in Section 1715(e) of the Pennsylvania Business Corporation Law of 1988, as amended; (ii) persons who are not "interested" directors as defined in Section 1.23 of The American Law Institute "Principles of Corporate Governance: Analysis and Recommendations"
(1994); or (iii) persons who qualify as members of the Audit Committee pursuant to Section 303.00 of the New York Stock Exchange's Listed Corporation Manual.

Michael Warehime filed an appeal from the denial of his motion to enjoin the previously Amended and Restated Articles and the Amendment thereto. On December 2, 1998, the Pennsylvania Superior Court, in a two to one decision, held that although John Warehime had acted in good faith and in the best interest of the Corporation in voting for the Amended and Restated Articles as trustee of the Warehime voting trust, Mr. Warehime nevertheless breached his fiduciary duty to the beneficiaries of the Warehime voting trust in so voting. On December 16, 1998, Michael Warehime filed a motion for clarification requesting that the Pennsylvania Superior Court issue an order invalidating the Amended and Restated Articles and that motion was denied in banc. On March 10, 1999, John

Warehime and the other directors filed a petition for allowance of appeal with the Pennsylvania Supreme Court and no decision has as yet been rendered.


On August 13, 1999, Michael Warehime filed a complaint in equity in the Court of Common Pleas of York County, Pennsylvania, naming as defendants Arthur S. Schaier, Cyril T. Noel, Clayton J. Rohrbaugh, Jr., John A. Warehime, and the Company. The complaint seeks a court order declaring that the September 1999 election for the board of directors of the Company be conducted in accordance with the Articles of Incorporation of the Company as they existed prior to June 25, 1997, an order declaring that the Series C Convertible Preferred Stock cannot be voted, and an order that the following candidates for the board of directors of the Company proposed by Michael Warehime. Sally Yelland, Elizabeth Stick and J. William Warehime be accepted by the Company and listed on the ballot to be distributed at the annual meeting of shareholders of the Company to be held on September 16,1999: Michael Warehime, Daniel Meckley, Michael Stick, Sonny Bowman, and John Denton. The basis for the complaint was the December 2, 1998 decision of the Pennsylvania Superior Court, which is currently on appeal to the Pennsylvania Supreme Court, which held that John A. Warehime had breached his fiduciary duties in voting for the Amended and Restated Articles as trustee of the Warehime voting trust. The complaint also requested that John A. Warehime pay all costs incurred by the Company in response to the suit as well as award Michael Warehime costs and fees and grant such other relief as equity and justice require.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Information contained under the caption "Market for the Registrant's Common Stock and Related Stockholder Matter" on page 34 of the Corporation's Annual Report to Shareholders for the year ended May 30, 1999 is incorporated herein by reference in response to this item.

ITEM 6. SELECTED FINANCIAL DATA

Information contained under the caption "Financial Highlights Five Year" on page 7 of the Corporation's Annual Report to Shareholders for the year ended May 30, 1999 is incorporated herein by reference in response to this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Incorporated by reference from the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Corporation's Annual Report to Shareholders for the year ended May 30, 1999.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Incorporated by reference from the section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations in the Corporation's Annual Report to Shareholders for the year ended May 30, 1999.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements for Hanover Foods Corporation and Subsidiaries are contained on pages 9 through 33 of the Corporation's Annual Report to Shareholders for the year ended May 30, 1999, and quarterly financial data is contained on page 34 of the Corporation's annual report to shareholders for the year ended May 30, 1999 and are incorporated herein by reference in response to this item.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Incorporated by reference from the Corporation's 1999 Proxy Statement which was previously filed with SEC on August 16, 1999.

(b) EXECUTIVE OFFICERS OF THE CORPORATION WHO ARE NOT ALSO DIRECTORS (AS OF AUGUST 10, 1999)

NAME, AGE, AND TERM                         PRINCIPAL OCCUPATION DURING
     OF OFFICE                                  PAST FIVE (5) YEARS
-------------------                         ---------------------------
GARY T. KNISELY, ESQUIRE                    Executive Vice President - 1995-Present;
Executive Vice President & Secretary        Vice President - Administration - 1989-1995;
1995-Present                                Counsel-1987-Present; Secretary-1987-
Age: 50                                     Present.  Mr. Knisely also acts as Chief
                                            Financial Officer of the Corporation
                                            (January 1996 - Present).

PEITRO D. GIRAFFA, JR.                      Vice President-Controller-1996-Present;
Vice President-Controller                   Controller-1984-1996.  Mr. Giraffa also
1984-Present                                Chief Accounting Officer of the Corporation
Age: 53                                     (1996-Present).

ALAN T. YOUNG                               Vice President-Transportation-1996-Present;
Vice President-Purchasing &                 Vice President-Operations-1991-1996;
Transportation                              Director of Corporate Logistics-1990-1991;
1996-Present                                Manager of Corporate Systems-1986-1990.
Age: 56

EDWARD L. BOECKEL, JR.                      Treasurer-July 1997-Present; Banking &
Treasurer                                   Insurance Manager-1995-1997; Vice
1997-Present                                President CoreStates Bank-1992-1995.
Age: 48


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

         Based solely on its review of copies of such forms received by it, the Corporation believes that during the Corporation's fiscal year ended May 30, 1999, all filing requirements applicable to its directors and officers were complied with in a timely fashion.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference from the Corporation's 1999 Proxy Statement which was previously filed with SEC on August 16, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND CERTAIN SECURITY HOLDERS

Incorporated by reference from the Corporation's 1999 Proxy Statement which was previously filed with SEC on August 16 , 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference from the Corporation's 1999 Proxy Statement which was previously filed with SEC on August 16, 1999.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      1.       Financial Statements:

                  Hanover Foods Corporation and Subsidiaries (See Exhibit 13)

         2.       Financial Statement Schedules

                  None

All schedules are omitted because they are not applicable or not required, or because the required information is included in the financial statements or notes thereto.

         3.       Exhibits

                  The following exhibits are filed herein or have been previously filed with the Securities and Exchange Commission and are incorporated by reference herein.

                  Number   Description
                  ------   -----------
                  3(a)     Registrant's Amended and Restated By-laws enacted
                           June 24, 1998 it is incorporated by reference to the
                           form 10-K filed on September 1, 1998, wherein such
                           Exhibit is designated as 3 (a).

                  3(b)     Registrant's Amended and Restated Articles of
                           Incorporation is incorporated by reference to the form 10-K filed on September 1, 1998, wherein such
                           Exhibit is designated as 3(b).

                  3(c)     Amendment No. 1 to Registrant's Amended and Restated
                           Articles of Incorporation is incorporated by reference to the form 10-K filed on September 1, 1998, wherein such Exhibit is designated as 3(c).

                           Registrants Amended and Restated By-laws enacted
                           January 15,

                  Number   Description
                  ------   -----------
                  3(d)     1999 is attached as Exhibit 3(d).

                  4(a) Note Agreement dated as of December 1, 1991, between the Corporation and Allstate Life Insurance
                           Corporation, with regard to the Corporation's
                           $25,000,000, 8.74% Senior Notes Due March 15, 2007,
                           is incorporated herein by reference to the Form 10-K filed June, 1992 wherein such Exhibit is designated as 4(a).

                  4(b)     June 20, 1995 First Amendment to December 1, 1991
                           Note Agreement between the Corporation and Allstate
                           Life Insurance Corporation (the "Note Agreement") and
                           Waiver of Compliance with Section 5.9 of the Note
                           Agreement is incorporated herein by reference to the Form 10-K filed on July 3, 1995, wherein such Exhibit is designated as 4(b).

                  4(c)     June 24, 1996 waiver to covenants in the December 1,
                           1991 Note Agreement between the Corporation and
                           Allstate Life Insurance Corporation (the "Note
                           Agreement") is incorporated herein by reference to the Form 10-K filed on July 2, 1996, wherein such
                           Exhibit is designated as 4(c).

                  4(d)     July 1, 1996 Second Amendment to December 1, 1991
                           Note Agreement between the Corporation and Allstate
                           Life Insurance Corporation (the "Note Agreement") is incorporated by reference to the Form 10-K filed on August 27, 1997, wherein such Exhibit is designated as 4(d).

                  4(e)     August 1, 1997 Third Amendment to December 1, 1991
                           Note Agreement between the Corporation and Allstate
                           Life Insurance Corporation (the "Note Agreement") is attached as Exhibit 4(e).

                  4(f)     March 15, 1999 Fourth Amendment to December 1, 1991
                           Note Agreement between the Corporation and Allstate
                           Life Insurance

                  4(g)     Corporation (the "Note Agreement") is attached as
                           Exhibit 4(f). July 26, 1999 waiver to covenants in the December 1, 1991 Note Agreement between the
                           Corporation and Allstate Life Insurance Corporation
                           (the "Note Agreement") is attached as Exhibit 4(g).

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

                  9(c)     Writing dated April 5, 1988 appointing John A.
                           Warehime as Successor Voting Trustee under Voting
                           Trust Agreement dated December 1, 1988, is incorporated herein by reference to the

                  Number   Description
                  ------   -----------
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

                  10(f)    October 1, 1994 Amendment to the June 1, 1994 Lease
                           Agreement between Hanover Foods Corporation and Food
                           Service East, Inc. is incorporated herein by reference to the Form 10-K filed July 3, 1995, wherein such Exhibit is designated as 10(f).

                  10(g)    June 12, 1995 Employment Agreement between Hanover
                           Foods Corporation and John A. Warehime is incorporated herein by reference to the Form 10-K filed July 3, 1995, wherein such Exhibit is designated as 10(g). *


                  10(h)    April 4, 1994 Lease Agreement between John A. and
                           Patricia M. Warehime and Hanover Foods Corporation is incorporated herein by reference to the Form 10-K filed July 2, 1996, wherein such Exhibit is designated as 10(h).

                  10(i) July 27, 1995 Installment Sales Agreement for the purchase of 5,148 shares of Hanover Foods Class B
                           Voting Common Stock

                  Number   Description
                  ------   -----------
                           from Cyril T. Noel, individually, and Cyril T. Noel
                           and Frances L. Noel, jointly, is incorporated herein
                           by reference to the Form 10-K filed July 2, 1996,
                           wherein such Exhibit is designated as 10(i).

                  10(j) April 1, 1996 Installment Sales Agreement for the purchase of 1,210 shares of Hanover Foods Class B
                           Voting Common Stock and 5,990 shares of Hanover Foods
                           Class A Nonvoting Common Stock from John R. Miller,
                           Jr. is incorporated herein by reference to the Form
                           10-K filed July 2, 1996, wherein such Exhibit is designated as 10(j).

                  10(k)    January 23, 1997 Employment Agreement between Hanover
                           Foods Corporation and Gary T. Knisely is incorporated herein by reference to the Form 10-K filed August 27, 1997, wherein such Exhibit is designated 10(k). *

                  10(l)    February 13, 1997 Amendment No. 1 to June 12, 1995
                           Employment Agreement between Hanover Foods
                           Corporation and John A. Warehime is incorporated herein by reference to the Form 10-K filed August 27, 1997, wherein such Exhibit is designated 10(l). *

                  10(m)    August 1, 1997 Amendment No. 2 to June 12, 1995
                           Employment Agreement between Hanover Foods
                           Corporation and John A. Warehime is incorporated herein by reference to the Form 10-K filed August 27, 1997, wherein such Exhibit is designated 10(m).*

                  10(n)    May 21, 1997 Senior Executive Agreement between
                           Hanover Foods Corporation and Clement A. Calabrese is incorporated herein by reference to the Form 10-K filed August 27, 1997, wherein such Exhibit is designated 10(n). *

                  10(o)    May 21, 1997 Senior Executive Agreement between
                           Hanover Foods Corporation and Alan T. Young is incorporated herein by reference to the Form 10-K filed on August 27, 1997, wherein such Exhibit is designated 10(o). *

                  10(p) April 22, 1997 John R. Miller, Jr. Voting Agreement is incorporated herein by reference to the Form 10-K filed on August 27, 1997, wherein such Exhibit is designated as 10(p). *

                  10(q) Annual Top Management Cash Bonus Program is attached as Exhibit 10(q). *

                  13       Management's Discussion and Analysis of Financial
                           Condition and Results of Operations.

                           The following financial statements of Hanover Foods
                           Corporation and Subsidiaries are incorporated herein by reference to the Corporation's Annual Report to Shareholders for the year ended May 30, 1999.

                  Number   Description
                  ------   -----------
                           Independent Auditors' Report


                           Consolidated Statements of Earnings for the Years
                           Ended May 30, 1999, May 31, 1998, and June 1, 1997.

                           Consolidated Balance Sheets for the Years Ended May
                           30, 1999 and May 31, 1998.

                           Consolidated Statements of Comprehensive Income for the Years Ended May 30, 1999, May 31, 1998, and June
                           1, 1997.

                           Consolidated Statements of Cash Flows for the Years
                           Ended May 30, 1999, May 31, 1998, and June 1, 1997.

                           Consolidated Statements of Stockholders' Equity for the Years Ended May 30, 1999, May 31, 1998, and June
                           1, 1997.

                           Notes to Consolidated Financial Statements for the
                           Years Ended May 30, 1999 and May 31, 1998.

                  21 A list setting forth subsidiaries of the Registrant is attached as Exhibit 21.

                  27       The Financial Data Schedule is attached as Exhibit
                           27.


         *    Management contract or compensatory plan or arrangement.

(b)      Reports on Form 8-K

         None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of Hanover Foods Corporation and in the capacity and on the date indicated.


DATE:   AUGUST 30, 1999.

                                             HANOVER FOODS CORPORATION


                                             By: /s/ John A. Warehime
                                                     -----------------------
                                                     JOHN A. WAREHIME
                                                     Chairman, President and
                                                     Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of Hanover Foods Corporation and in the capacity and on the date indicated.


DATE:   AUGUST 30, 1999
By: /s/ John A. Warehime                     By: /s/ Clayton J. Rohrbach, Jr.
    -------------------------------              ----------------------------
        John A. Warehime                             Clayton J. Rohrbach, Jr.
        Chairman,  President,                        Director
        Chief Executive Officer and
        Director

By: /s/ Gary T. Knisely                      By: /s/ James G. Sturgill
    -------------------------------              ----------------------------
        Gary T. Knisely                              James G. Sturgill
        Executive Vice President                     Director
        (Chief Financial Officer)

By: /s/ Pietro D. Giraffa, Jr.               By: /s/ James A. Washburn
    -------------------------------              ----------------------------
        Pietro D. Giraffa, Jr.                       James A. Washburn
        Vice President - Controller                  Director
        (Chief Accounting Officer)

By: /s/ Arthur S. Schaier                    By: /s/ Cyril T. Noel
    -------------------------------              ----------------------------
        Arthur S. Schaier                            Cyril T. Noel
        Director                                     Director

By: /s/ T. Edward Lippy
    -------------------------------
        T. Edward Lippy
        Director

                            HANOVER FOODS CORPORATION
                                  EXHIBIT INDEX


Number   Description
------   -----------
3(a)     Registrant's Amended and Restated By-laws enacted July 24, 1998 are incorporated by reference to the Form 10-K filed September 1, 1998, wherein such Exhibit is designated 3(a).

3(b) Registrant's Amended and Restated Articles of Incorporation are incorporated herein by reference to the Form 10-K filed August 27, 1997, wherein such Exhibit is designated 3(b).

3(c)     Amendment No. 1 to Registrant's Amended and Restated Articles of
         Incorporation is incorporated herein by reference to the Form 10-K filed August 27, 1997, wherein such Exhibit is designated 3(c).

3(d) Registrant's Amended and Restated By-laws enacted January 15, 1999 are attached as Exhibit 3(d).

4(a) Note Agreement dated as of December 1, 1991, between the Corporation and Allstate Life Insurance Corporation, with regard to the Corporation's $25,000,000, 8.74% Senior Notes Due March 15, 2007, is incorporated herein by reference to the Form 10-K filed June, 1992 wherein such Exhibit is incorporated herein by reference to the Form
         10-K filed August 27, 1997, wherein such Exhibit is designated 4(a).

4(b) June 20, 1995 First Amendment to December 1, 1991 Note Agreement between the Corporation and Allstate Life Insurance Corporation (the
         "Note Agreement") and Waiver of Compliance with Section 5.9 of the Note
         Agreement is incorporated herein by reference to the Form 10-K filed
         July 3, 1995, wherein such Exhibit is designated 4(b).

4(c)     June 24, 1996 waiver to covenants in the December 1, 1991 Note
         Agreement between the Corporation and Allstate Life Insurance
         Corporation (the "Note Agreement") is incorporated herein by reference to the Form 10-K filed July 2, 1996, wherein such Exhibit is designated
         4(c).

4(d) July 1, 1996 Second Amendment to December 1, 1991 Note Agreement between the Corporation and Allstate Life Insurance Corporation (the
         "Note Agreement") is incorporated herein by reference to the Form 10-K filed August 27, 1998, wherein such Exhibit designated 4(d).


4(e) August 1, 1997 Third Amendment to December 1, 1991 Note Agreement between the Corporation and Allstate Life Insurance Corporation (the
         "Note Agreement") is attached as Exhibit 4(e).

Number   Description
------   -----------
4(f)     March 15, 1999 Fourth Amendment to December 1, 1991 Note Agreement
         between the Corporation and Allstate Life Insurance Corporation (the
         "Note Agreement") is attached as Exhibit 4(f).

         July 26, 1999 waiver to covenants in the December 1, 1991 Note
4(g)     Agreement between the Corporation and Allstate Life Insurance
         Corporation (the "Note Agreement") is attached as Exhibit 4(g).

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

10(f)    October 1, 1994 Amendment to the June 1, 1994 Lease Agreement between
         Hanover Foods Corporation and Food Service East, Inc. is incorporated herein by reference to the Form 10-K filed July 3, 1995, wherein such
         Exhibit is designated 10(f).

10(g) June 12, 1995 Employment Agreement between Hanover Foods Corporation and John A. Warehime is incorporated herein by reference to the Form
         10-K filed July 3, 1995, wherein such Exhibit is designated 10(g). *

10(h) April 4, 1994 Lease Agreement between John A. and Patricia M. Warehime and Hanover Foods Corporation is incorporated herein by reference to the Form 10-K filed July 2, 1996, wherein such Exhibit is designated
         10(t).

10(i) July 27, 1995 Installment Sales Agreement for the purchase of 5,148 shares of Hanover Foods Class B Voting Common Stock from Cyril T. Noel, individually, and Cyril T. Noel and Frances L. Noel, jointly, is incorporated herein by reference to the Form 10-K filed July 2, 1996, wherein such Exhibit is designated 10(u).

10(j) April 1, 1996 Installment Sales Agreement for the purchase of 1,210 shares of Hanover Foods Class B Voting Common Stock and 5,990 shares of
         Hanover Foods Class A Nonvoting Common Stock from John R. Miller, Jr.
         is incorporated herein by reference to the Form 10-K filed July 2, 1996, wherein such Exhibit is designated 10(v).

10(k) January 23, 1997 Employment Agreement between Hanover Foods Corporation and Gary T. Knisely is incorporated herein by reference to the Form
         10-K filed August 27, 1997, wherein such Exhibit is designated 10(k). *

10(l) February 13, 1997 Amendment No. 1 to June 12, 1995 Employment Agreement between Hanover Foods Corporation and John A. Warehime is incorporated herein by reference to the Form 10-K filed August 27, 1997, wherein such Exhibit is designated 10(l). *

10(m) August 1, 1997 Amendment No. 2 to June 12, 1995 Employment Agreement between Hanover Foods Corporation and John A. Warehime is incorporated herein by reference to the Form 10-K filed August 27, 1997, wherein such Exhibit is designated 10(m). *

10(n)    May 21, 1997 Senior Executive Agreement between Hanover Foods
         Corporation and Clement A. Calabrese is incorporated herein by reference to the Form 10-K filed August 27, 1997, wherein such Exhibit is designated 10(n). *

10(o)    May 21, 1997 Senior Executive Agreement between Hanover Foods
         Corporation and Alan T. Young is incorporated herein by reference to the Form 10-K filed August 27, 1997, wherein such Exhibit is designated
         10(o). *

10(p) April 22, 1997 John R. Miller, Jr. Voting Agreement is incorporated herein by reference to the Form 10-K filed August 27, 1997, wherein such Exhibit is designated 10(p). *

10(q)    Annual Top Management Cash Bonus Program is attached as Exhibit 10(q).
         *

13 Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following financial statements of Hanover Foods Corporation and Subsidiaries are incorporated herein by reference to the Corporation's
         Annual Report to Shareholders for the year ended May 30, 1999

         Independent Auditors' Report

         Consolidated Statements of Earnings for the Years Ended May 30, 1999,
         May 31, 1998 and June 1, 1997.

         Consolidated Balance Sheets for the Years Ended May 30, 1999, May 31,
         1998 and June 1, 1997.

         Consolidated Statements of Comprehensive Income for the Years Ended May
         30, 1999, May 31, 1998 and June 1, 1997.

         Consolidated Statements of Cash Flows for the Years Ended May 30, 1999,
         May 31, 1998 and June 1, 1997.

         Consolidated Statements of Stockholders' Equity for the Years Ended May
         30, 1999, May 31, 1998 and June 1, 1997.

         Notes to Consolidated Financial Statements for the Years Ended May 30,
         1999, May 31, 1998 and June 1, 1997.

21       A list setting forth subsidiaries of the Registrant is attached as
         Exhibit 21.

27       The Financial Data Schedule is attached as Exhibit 27.


    *  Management contract or compensatory plan or arrangement.