Form 10-Q
period 1999-08-29
HANOVER FOODS CORP /PA/
filed 1999-10-13
CIK 853733

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended August 29, 1999

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

           Class                                 Outstanding at August 29, 1999

Class A Common Stock, $25 par value                     289,058 shares

Class B Common Stock, $25 par value                     426,401 shares

                   HANOVER FOODS CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q

                  For the Thirteen Weeks Ended August 29, 1999


Index                                                                                            Page

Part I -- Financial Information

     Item 1 -- Financial Statements:

         Condensed Consolidated Balance Sheets
           August 29, 1999 (Unaudited) and May 30, 1999........................................     3

         Condensed Consolidated Statements of Operations (Unaudited)
           Thirteen Weeks Ended August 29, 1999
           and August 30, 1998.................................................................     5

         Condensed Consolidated Statements of Stockholders'
           Equity, (Unaudited) Periods Ended August 29, 1999
           and May 30, 1999....................................................................     6

         Condensed Consolidated Statements of Cash Flows
           (Unaudited), Thirteen Weeks Ended August 29, 1999
           and August 30, 1998.................................................................     7

         Notes to Condensed Consolidated Financial Statements
           (Unaudited).........................................................................     8

     Item 2 -- Management's Discussion and Analysis of Financial
            Condition and Results of Operations................................................    17

Part II -- Other Information...................................................................    21

     Item 1-- Legal Proceedings................................................................    21
     Items 2-3    -- None......................................................................    24

     Item 4-- Submission of Matters to a Vote of Security Holders..............................    24
     Item 5-- None.............................................................................    24
     Item 6-- Exhibits and Reports on Form 8-K.................................................    24

                         PART I -- FINANCIAL INFORMATION
                          Item 1. Financial Statements
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets

                                                                     August 29, 1999              May 30, 1999
ASSETS                                                                (Unaudited)
Current Assets:
     Cash and Cash Equivalents                                          $  5,110,000              $  2,214,000
     Accounts and Notes Receivable, Net                                   22,472,000                26,281,000
     Accounts Receivable from Related Parties, Net                                 0                   242,000
     Inventories                                                          66,084,000                53,709,000
     Prepaid Expenses                                                      2,428,000                 1,733,000
     Deferred Income Taxes                                                   917,000                   917,000
--------------------------------------------------------------------------------------------------------------
Total Current Assets                                                      97,011,000                85,096,000
--------------------------------------------------------------------------------------------------------------
Property, Plant and Equipment, at Cost:
     Land and Buildings                                                   47,107,000                44,006,000
     Machinery and Equipment                                             100,436,000                93,585,000
     Leasehold Improvements                                                  395,000                   383,000
--------------------------------------------------------------------------------------------------------------
                                                                         147,938,000               137,974,000
     Less Accumulated Depreciation and
       Amortization                                                       80,122,000                78,573,000
--------------------------------------------------------------------------------------------------------------
                                                                          67,816,000                59,401,000

     Construction in Progress                                                 61,000                 6,591,000
--------------------------------------------------------------------------------------------------------------
Total Property, Plant and Equipment                                       67,877,000                65,992,000
--------------------------------------------------------------------------------------------------------------
Other Assets:
     Intangible Assets, Net                                                2,233,000                 2,293,000
     Other Assets                                                          3,974,000                 3,860,000
--------------------------------------------------------------------------------------------------------------
Total Assets                                                            $171,095,000              $157,241,000
--------------------------------------------------------------------------------------------------------------

     See accompanying notes to condensed consolidated financial statements.

                         PART I -- FINANCIAL INFORMATION
                     Item 1. Financial Statements, Continued
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets

LIABILITIES AND STOCKHOLDERS' EQUITY                                                August 29, 1999      May 30, 1999
                                                                                      (Unaudited)
Current Liabilities:
     Notes Payable - Banks .....................................................     $  43,293,000      $  39,629,000
     Accounts Payable ..........................................................        29,065,000         22,813,000
     Accounts Payable - Related Parties, Net ...................................            45,000                  0
     Accrued Expenses ..........................................................         9,749,000          7,433,000
     Current Maturities of Long-Term Debt ......................................         1,859,000          1,859,000
     Income Taxes Payable ......................................................         1,706,000          2,103,000
---------------------------------------------------------------------------------------------------------------------
Total Current Liabilities ......................................................        85,717,000         73,837,000
---------------------------------------------------------------------------------------------------------------------
Long-Term Debt, Less Current Maturities ........................................        12,500,000         12,500,000
Other Liabilities ..............................................................         2,278,000          2,119,000
Deferred Income Taxes ..........................................................         4,660,000          4,331,000
---------------------------------------------------------------------------------------------------------------------
Total Liabilities ..............................................................       105,155,000         92,787,000
---------------------------------------------------------------------------------------------------------------------

Stockholders' Equity:
     Series A & B cumulative convertible preferred, $25 par value; issuable in series, 120,000 shares authorized;
         31,536 shares issued, 15,044 shares outstanding .......................           788,000            788,000
     Series C cumulative convertible preferred, $25 par value;
         10,000 shares authorized; 10,000 shares issued and outstanding ........           250,000            250,000
     Common stock, Class A, non-voting, $25 par value; 800,000 shares authorized, 349,210 shares issued, 289,414 shares at May 30, 1999
         and 289,058 shares at August 29, 1999 outstanding .....................         8,729,000          8,729,000
     Common stock, Class B, voting, $25 par value; 880,000 shares authorized,
         493,123 shares issued, 426,474 shares at May 30, 1999 and 426,401
         shares at August 29, 1999 outstanding .................................        12,328,000         12,328,000
     Capital Paid in Excess of Par Value .......................................         2,143,000          2,143,000
     Retained Earnings .........................................................        49,240,000         47,767,000
     Treasury Stock, at Cost ...................................................        (8,096,000)        (8,076,000)
     Accumulated Other Comprehensive Income ....................................           558,000            525,000
---------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity .....................................................        65,940,000         64,454,000
---------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity .....................................     $ 171,095,000      $ 157,241,000
---------------------------------------------------------------------------------------------------------------------

     See accompanying notes to condensed consolidated financial statements.

                         PART I -- FINANCIAL INFORMATION
                     Item 1. Financial Statements, Continued
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
           Condensed Consolidated Statements of Operations - Unaudited

                                                         THIRTEEN WEEKS ENDED
                                        August 29, 1999                        August 30, 1998
Net Sales                                   $61,621,000                            $58,538,000
Cost of Goods Sold                           45,751,000                             43,925,000
----------------------------------------------------------------------------------------------
Gross Profit                                 15,870,000                             14,613,000

Selling Expenses                              8,511,000                              8,226,000
Administrative Expenses                       2,918,000                              2,777,000
----------------------------------------------------------------------------------------------
Operating Profit                              4,441,000                              3,610,000

Interest Expense                                821,000                                764,000

Other Expenses, Net                             654,000                                 77,000
----------------------------------------------------------------------------------------------
Earnings Before Income Taxes                  2,966,000                              2,769,000

Income Taxes                                  1,206,000                              1,133,000
----------------------------------------------------------------------------------------------
Net Earnings                                  1,760,000                              1,636,000
Dividends on Preferred Stock                     12,000                                 12,000
----------------------------------------------------------------------------------------------
Net Earnings Applicable to
     Common Stock                             1,748,000                              1,624,000
----------------------------------------------------------------------------------------------
Earnings Per Share:
     Net Earnings Per Common
         Share - Basic                             2.44                                   2.26
     Net Earnings Per Common
         Share - Diluted                           2.41                                   2.23
Dividends per Share, Common                       0.275                                  0.275
Basic Weighted Average Shares                   715,565                                717,303
Diluted Weighted Average Shares                 729,783                                732,224
----------------------------------------------------------------------------------------------

     See accompanying notes to condensed consolidated financial statements.

                         PART I -- FINANCIAL INFORMATION
                     Item 1. Financial Statements, Continued
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
            Condensed Consolidated Statements of Stockholders' Equity
                                   (Unaudited)


                                                               Cumulative                       Cumulative
                                                         Convertible Preferred             Convertible Preferred
                                                                 Stock                             Stock
                                                             Series A and B                       Series C
                                     Total
                                 Stockholders'
                                    Equity               Shares          Amount              Shares        Amount

Balance, May 30, 1999 ......     $ 64,454,000            31,536      $    788,000            10,000     $    250,000

Net Earnings for the Period         1,760,000

Cash Dividends Per Share:

     Preferred Stock .......          (12,000)
     Common Stock ..........         (275,000)

Redemption of Common Stock

     (Class A 356 Shares and
      Class B 73 Shares) ...          (20,000)

Other Comprehensive Income .           33,000

--------------------------------------------------------------------------------------------------------------------
Balance, August 29, 1999 ...     $ 65,940,000            31,536      $    788,000            10,000     $    250,000
--------------------------------------------------------------------------------------------------------------------

                                        Common Stock                     Common Stock
                                          Class A                           Class B
                                                                                                 Capital Paid
                                                                                                 in Excess of        Retained
                                    Shares        Amount             Shares         Amount         Par Value         Earnings

Balance, May 30, 1999 ......       349,210     $  8,729,000          493,123     $ 12,328,000     $  2,143,000     $ 47,767,000

Net Earnings for the Period                                                                                           1,760,000

Cash Dividends Per Share:

     Preferred Stock .......                                                                                            (12,000)
     Common Stock ..........                                                                                           (275,000)

Redemption of Common Stock

     (Class A 356 Shares and
      Class B 73 Shares) ...

Other Comprehensive Income .
-------------------------------------------------------------------------------------------------------------------------------
Balance, August 29, 1999 ...       349,210     $  8,729,000          493,123     $ 12,328,000     $  2,143,000     $ 49,240,000
-------------------------------------------------------------------------------------------------------------------------------

                                         Treasury Stock              Accumulated
                                                                        Other
                                                                    Comprehensive
                                      Shares         Amount             Income

Balance, May 30, 1999 ......          142,937     $ (8,076,000)     $    525,000

Net Earnings for the Period

Cash Dividends Per Share:

     Preferred Stock .......
     Common Stock ..........

Redemption of Common Stock

     (Class A 356 Shares and
      Class B 73 Shares) ...              429          (20,000)

Other Comprehensive Income .                                              33,000
--------------------------------------------------------------------------------
Balance, August 29, 1999 ...          143,366     $ (8,096,000)     $    558,000
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

                                                                                    Thirteen Weeks Ended
                                                                           August 29, 1999       August 30, 1998
Increase (Decrease) in Cash and Cash Equivalents
Operating Activities:
     Net Earnings                                                             $1,760,000            $1,636,000
     Adjustments to Reconcile Net Earnings to Net
         Cash Provided by Operating Activities:
              Depreciation and Amortization                                    1,736,000             1,270,000
              Deferred Income Taxes                                              329,000               (68,000)
     Changes in Assets and Liabilities:
              Accounts Receivable                                              4,051,000             2,555,000
              Inventories                                                    (12,375,000)          (12,410,000)
              Prepaid Expenses                                                  (695,000)             (940,000)
              Accounts Payable and Accrued Expenses                            8,613,000             3,407,000
              Income Taxes Payable                                              (397,000)             (879,000)
              Other Liabilities                                                  159,000               138,000
--------------------------------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Operating Activities                            3,181,000            (5,291,000)
--------------------------------------------------------------------------------------------------------------
Investing Activities:
     Decrease (Increase) in Other Assets                                        (207,000)              834,000
     Acquisitions of Property, Plant and Equipment                            (3,435,000)           (3,093,000)
--------------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                                         (3,642,000)           (2,259,000)
--------------------------------------------------------------------------------------------------------------
Financing Activities:
     Increase in Notes Payable                                                 3,664,000             8,762,000
     Payment of Dividends                                                       (287,000)             (328,000)
     Redemption of Common Stock                                                  (20,000)              (20,000)
--------------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                                      3,357,000             8,414,000
--------------------------------------------------------------------------------------------------------------
Net Increase in Cash and Cash Equivalents                                      2,896,000               864,000
Cash and Cash Equivalents, Beginning of Period                                 2,214,000             2,337,000
--------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents, End of Period                                      $5,110,000            $3,201,000
--------------------------------------------------------------------------------------------------------------

                         PART I -- FINANCIAL INFORMATION
                     Item 1. Financial Statements, Continued
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                       August 29, 1999 and August 30, 1998
                                   (Unaudited)

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

         The Corporation's fiscal year ends at the close of operations on the Sunday nearest to May 31. Accordingly, these financial statements reflect activity for the thirteen week periods ended August 29, 1999 and August 30, 1998.

         These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Form 10-K for the Corporation's fiscal year ended May 30, 1999.

         The condensed consolidated financial statements included herein reflect all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary to present a fair statement of the results of the interim period.

         The results for the interim periods are not necessarily indicative of trends or results to be expected for a full fiscal year.

(2)      SHORT-TERM BORROWINGS

         The Corporation and its subsidiaries maintain short-term unsecured lines of credit with various banks providing credit availability amounting to $65.0 million, of which $43,293,000 was borrowed at August 29, 1999. The average cost of funds during the period ended August 29, 1999 was 5.65%.

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


(3)      LONG-TERM DEBT

         The long-term debt of the Corporation and its subsidiaries consist of:

                                                                         August 29, 1999          May 30, 1999
         8.74% unsecured senior notes payable
              to an insurance company, due
              through 2007                                                   $14,285,000           $14,285,000

         Installment obligation payable to a related
              party, due in equal annual installments
              through 2007.  Interest at prime rate
              (8.50% at August 29, 1999)                                          74,000                74,000
         -----------------------------------------------------------------------------------------------------
                                                                              14,359,000            14,359,000

         Less current maturities                                               1,859,000             1,859,000
         -----------------------------------------------------------------------------------------------------
         Net Long-Term Debt                                                  $12,500,000           $12,500,000
         -----------------------------------------------------------------------------------------------------

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

         The Corporation is in compliance with the restrictive provisions in the agreements as amended or waived as of August 29, 1999.

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


                                                Thirteen Weeks Ended
                                         August 29, 1999    August 30, 1998

REVENUES:
Park 100 Foods, Inc. ..............          $736,000          $930,000

CORPORATE CHARGES:

     Snyder's of Hanover, Inc. ....          $ 32,000          $ 46,000

EXPENDITURES:

     Park 100 Foods, Inc. .........          $      0          $ 23,000
     ARWCO Corporation ............          $  4,000          $  4,000
     Warehime Enterprises, Inc. ...          $  1,000          $ 12,000
     John A. & Patricia M. Warehime          $ 18,000          $ 11,000
     James G. Sturgill ............          $ 11,000          $ 18,000
     Lippy Brothers, Inc. .........          $      0          $  1,000
     Schaier Travel, Inc. .........          $  2,000          $      0
-----------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION
                    Item 1. Financial Statements, Continued
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


The respective August 29, 1999 and May 30, 1999 account balances with related companies are as follows:


                                       August 29, 1999       May 30, 1999
ACCOUNTS RECEIVABLE:
     Snyder's of Hanover, Inc.             $ 16,000             $ 32,000
     Park 100 Foods, Inc. ....             $159,000             $210,000


ACCOUNTS PAYABLE:

     ARWCO Corporation .......             $  1,000             $      0
     Lippy Brothers ..........             $219,000             $      0

NOTES PAYABLE:

     Cyril T. Noel ...........             $ 74,000             $ 74,000
------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION
                    Item 1. Financial Statements, Continued
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


(5)      COMPREHENSIVE INCOME

         Comprehensive income is determined as follows:

                                                             13 Weeks Ended
                                                August 29, 1999         August  30, 1998

Net Income ..........................             $ 1,760,000             $ 1,636,000

Other Comprehensive Income
Unrealized Gain (Loss) on Investments             $    33,000             ($   71,000)
                                                  -----------             -----------

Comprehensive Income ................             $ 1,793,000             $ 1,565,000
                                                  -----------             -----------

(6)      RECONCILIATION OF NUMERATOR AND DENOMINATOR FOR BASIC
         AND DILUTED EARNINGS PER SHARE

                                                             13 Weeks Ended
                                                 August 29, 1999        August 30, 1998
Numerator for basic earnings per share:
Net earnings applicable to
     common stock .....................             $1,748,000             $1,624,000

Preferred stock dividends .............                 12,000                 12,000
                                                    ----------             ----------
Net earnings assuming dilution ........              1,760,000              1,636,000
                                                    ----------             ----------
Denominator:
Basic weighted average shares .........                715,565                717,703

Effect of dilutive securities .........                 14,218                 14,521
                                                    ----------             ----------
Diluted weighted average shares .......                729,783                732,224
-------------------------------------------------------------------------------------

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

         On August 13, 1999, Michael Warehime filed a complaint in equity in the Court of Common Pleas of York County, Pennsylvania, naming as defendants Arthur S. Schaier, Cyril T. Noel, Clayton J. Rohrbach, Jr., John A. Warehime, and the Company. The complaint seeks a court order declaring that the September 1999 election for the board of

                         PART I - FINANCIAL INFORMATION
                    Item 1. Financial Statements, Continued
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

         directors of the Company be conducted in accordance with the Articles of Incorporation of the Company as they existed prior to June 25, 1997, an order declaring that the Series C Convertible Preferred Stock cannot be voted, and an order that the following candidates for the board of directors of the Company proposed by Michael Warehime. Sally Yelland, Elizabeth Stick and J. William Warehime be accepted by the Company and listed on the ballot to be distributed at the annual meeting of shareholders of the Company to be held on September 16, 1999: Michael Warehime, Daniel Meckley, Elizabeth Stick, Sonny Bowman, and John Denton. The basis for the complaint was the December 2, 1998 decision of the Pennsylvania Superior Court, which is currently on appeal to the Pennsylvania Supreme Court, which held that John A. Warehime breached his fiduciary duties in voting for the Amended and Restated Articles as trustee of the Warehime voting trust. The complaint also requested that John A. Warehime pay all costs incurred by the Company in response to the suit as well as award Michael Warehime costs and fees and grant such other relief as equity and justice require. On September 7, 1999 the Court of Common Pleas of York County denied a request by Michael Warehime for a temporary restraining order in this case. An appeal from the denial was taken by Michael Warehime to the Pennsylvania Superior Court on September 15, 1999; the Pennsylvania Superior Court denied a motion by Michael Warehime for an expedited appeal.

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

The following comments should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the Corporation's Annual Report on Form 10-K for the fiscal year ended May 31, 1999.

GENERAL

Prices for processed food tend to rise with overall inflation and not in line with prices of raw farm products. Generally, price surges in farm products due to supply shocks and crop problems are not passed on to consumers dollar for dollar. Management believes consumers often switch from one food product that has risen to another which has not changed in price. As a result, food processors tend to absorb raw farm product price increases to remain competitive. However, when raw farm product prices drop, food processors try to retain some of the savings. The Corporation does not expect the overall number of pounds of frozen and canned vegetables consumed to significantly increase over the next several years. Generally, the Corporation expects sales growth by processors beyond expected inflation rates and population growth will come at the expense of and loss of market share by another processor. Sales growth can increase internationally and through promotions to increase consumption through the introduction of new or improved food products.

RESULTS OF OPERATIONS

NET SALES

Consolidated net sales were $61.6 million for the thirteen week period ended August 29, 1999. This represents an increase of 5.3% over the thirteen week period ended August 30, 1998 consolidated net sales of $58.5 million. The increase of $3.1 million was primarily due to increases in the sales of Bickel's Potato Chip Co. ("Bickel's) our acquisition during October 1998 and Food Service and Private Label sales, offset by decreased Frozen Industrial sales.

                         PART I - FINANCIAL INFORMATION
                Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES

COST OF GOODS SOLD

Cost of goods sold were $45.8 million, or 74.4% of consolidated net sales in the thirteen week period ended August 29, 1999 and $43.9 million, or 75.0% of consolidated net sales, for the corresponding period in 1998. The decrease in cost of goods sold as a percentage of net sales resulted primarily from a reduction in costs of operations, primarily related to lower plant production expenditures and lower outside storage expense.

SELLING EXPENSES

Selling expenses were $8.5 million, or 13.8% of consolidated net sales for the thirteen week period ended August 29, 1999 as compared to $8.2 million or 14.0% of consolidated net sales for the corresponding period in 1998. The decrease in selling expenses as a percentage of net sales reflects lower expenses related to coupon programs, and decreased retail promotional expenses for the period.

ADMINISTRATIVE EXPENSES

Administrative expenses as a percentage of consolidated net sales were 4.7% for the thirteen week period ended August 29, 1999 and for the corresponding period of 1998. The increase in amount is attributed to increases in outside professional consulting services and administrative expenses of Bickel's.

INTEREST EXPENSE

Interest expense was $821,000 for the thirteen week period ended August 29, 1999 as compared to $764,000 for the same period in 1998. The increase in interest in mainly due to higher average borrowings during the current period.

OTHER EXPENSES

Other expenses were $654,000 for the thirteen week period ended August 29, 1999 as compared to $77,000 for the same period in 1998. The increase in other expenses is primarily due to increased foreign translation loss of $410,000 as well as a reduction of $80,000 in the gain on sales of investments as compared to the prior year period.

                        PART I -- FINANCIAL INFORMATION
                Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES


INCOME TAXES
The provision for corporate federal and state income taxes for the thirteen week period ended August 29, 1999 was $1.2 million, or 40.7% of pretax earnings, as compared to $1.1 million, or primarily 40.9% of pre-tax earnings for the same period in 1998. The decrease in the effective tax rate is due to increased earnings in lower tax rate foreign jurisdictions in the current year period as compared to the prior period.

LIQUIDITY AND CAPITAL RESOURCES

Management's discussion of the Corporation's financial condition should be read in conjunction with the condensed consolidated statements of cash flows appearing on page 7 of this report.

OPERATING ACTIVITIES

Net working capital was $11.3 million at August 29, 1999 and May 30, 1999. The current ratios were 1.13 and 1.15 on August 29, 1999 and May 30, 1999, respectively.

Cash provided by operating activities for the thirteen week period ended August 29, 1999 was $3.2 million as compared to cash used by operations of $5.3 million during the same period of 1998. The combination of decreased accounts receivable, increased accounts payable and accrued expenses offset by increased inventory levels, utilized less cash flow. By comparison for the same period in 1998, the combination of increased inventory levels, offset by decreases in accounts payable and accrued expenses utilized more cash flow.

INVESTING ACTIVITIES

During the thirteen week period ended August 29, 1999, the Corporation spent approximately $3.4 million for the purchase of land and plant upgrades and expansions. This compares to $3.1 million spent during the same period last year for capital projects.

FINANCING ACTIVITIES
The increase in notes payable of approximately $3.7 million during the thirteen week period ended August 29, 1999 represents borrowings made against available seasonal lines of credit from financial institutions for use in operations and plant upgrades and expansions.

The Corporation has available seasonal lines of credit from financial institutions in the amount of $65.0 million, of which $43.3 million was utilized as of August 29, 1999. Additional borrowings are permitted within parameters in existing debt agreements.

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

In 1997, the Corporation established a management team to assess the Corporation's Year 2000 issues and to implement the Corporation's Year 2000 compliance program. The management team includes members of the Corporation's Management Information, Accounting and Finance Departments and certain officers of the Corporation. The Corporation has completed the majority of its implementation and testing program and currently anticipates having all of its information technology systems as well as non-information technology systems (which include the Corporation's telecommunications systems and food processing equipment) Year 2000 compliant by the end of the first quarter of fiscal year 2000. The Corporation is also in the process of developing a contingency plan in the event its systems are not Year 2000 compliant on a timely basis. The Corporation currently estimates the total costs associated with addressing the Year 2000 Issue to be approximately $490,000 and anticipates that such costs will not materially affect the Corporation's future financial results.

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

On August 13, 1999, Michael Warehime filed a complaint in equity in the Court of Common Pleas of York County, Pennsylvania, naming as defendants Arthur S. Schaier, Cyril T. Noel, Clayton J. Rohrbach, Jr., John A. Warehime, and the Company. The complaint seeks a court order declaring that the September 1999 election for the board of directors of the Company be conducted in accordance with the Articles of Incorporation of the Company as they existed prior to June 25, 1997, an order declaring that the Series C Convertible Preferred Stock cannot be voted, and an order that the following candidates for the board of directors of the Company proposed by Michael Warehime. Sally Yelland, Elizabeth Stick and J. William Warehime be accepted by the Company and listed on the ballot to be distributed at the annual meeting of shareholders of the Company to be held on September 16, 1999: Michael Warehime, Daniel Meckley, Elizabeth Stick, Sonny Bowman, and John Denton. The basis for the complaint was the December 2, 1998 decision of the Pennsylvania Superior Court, which is currently on appeal to the Pennsylvania Superior Court, which held that John A. Warehime had breached his fiduciary duties in voting for the Amended and Restated Articles as trustee of the Warehime voting trust. The complaint also requested that John A. Warehime pay all costs incurred by the Company in response to the suit as well as award Michael Warehime costs and fees and grant such other relief as equity and justice require. On September 7, 1999 the Court of Common

Pleas of York County denied a request by Michael Warehime for a temporary restraining order in this case. An appeal from the denial was taken by Michael Warehime to the Pennsylvania Superior Court on September 15, 1999; the Pennsylvania Superior Court denied a motion by Michael Warehime for an expedited appeal.

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

ITEM 2.  CHANGES IN SECURITIES -- None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Corporation held its Annual Meeting of Shareholders on September 16, 1999 to elect two directors of the Corporation. The following provides information regarding the total votes cast for each nominee for election as a director.

                                     For                Withheld Authority
                                     ---                ------------------
Clayton J. Rohrbach, Jr.            362,676                   4,960
James G. Sturgill                   362,676                   4,960
John E. Denton                      239,164                     -0-
Michael A. Warehime                 239,164                     -0-

Accordingly Clayton J. Rohrbach, Jr. and James G. Sturgill were elected directors of the Corporation for a term of four years and until their respective successors are elected and qualified. Directors remaining in office include John
A. Warehime, T. Edward Lippy, Cyril T. Noel, Arthur S. Schaier, and James A. Washburn.

ITEM 5.  OTHER INFORMATION -- None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K -- None

(a)      Exhibits
         S-K Exhibit
         Number           Description of Exhibit

          27              Financial Data Schedule

(b)      Reports on Form 8-K.
          No reports on Form 8-K were filed during the quarter ended August 29, 1999.

                                    SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     HANOVER FOODS CORPORATION


Date:   October 12, 1999             By: /s/ Gary T. Knisely
                                         ---------------------------------------
                                             Gary T. Knisely
                                             Executive Vice President


                                     By: /s/ Pietro Giraffa
                                         ---------------------------------------
                                             Pietro Giraffa
                                             Controller