Form 10-Q
period 1999-11-28
HANOVER FOODS CORP /PA/
filed 2000-01-11
CIK 853733

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
            THE SECURITIES EXCHANGE ACT OF 1934

            For the Quarterly Period Ended November 28, 1999

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


                  Class                      Outstanding at November 28, 1999

      Class A Common Stock, $25 par value           288,702 shares

      Class B Common Stock, $25 par value           420,328 shares

                   HANOVER FOODS CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q

                For the Twenty Six Weeks Ended November 28, 1999



Index                                                             Page

Part I -- Financial Information

   Item 1 -- Financial Statements:

      Condensed Consolidated Balance Sheets
        November 28, 1999 (Unaudited) and May 30, 1999..............       3

      Condensed Consolidated Statements of Operations (Unaudited)
            Twenty Six Weeks Ended and Thirteen Weeks Ended
        November 28, 1999 and November 29, 1998.....................       5

      Condensed Consolidated Statements of Stockholders'
        Equity, (Unaudited) Periods Ended November 28, 1999
        and May 30, 1999............................................       6

      Condensed Consolidated Statements of Cash Flows
        (Unaudited), Twenty Six Weeks Ended November 28, 1999
        and November 29, 1998.......................................       7

      Notes to Condensed Consolidated Financial Statements
        (Unaudited).................................................       8

   Item 2 -- Management's Discussion and Analysis of Financial

         Condition and Results of Operations.......................       17

Part II -- Other Information.......................................       22

   Item 1     -- Legal Proceedings...................................     22
   Items 2-3  -- None .................................................   25
   Item 4     -- None................................................     25
   Item 5     -- None................................................     25
   Item 6     -- Exhibits and Reports on Form 8-K....................     25

                       PART I -- FINANCIAL INFORMATION
                         Item 1. Financial Statements
                  HANOVER FOODS CORPORATION AND SUBSIDIARIES
                    Condensed Consolidated Balance Sheets


--------------------------------------------------------------------------------
                                             November 28, 1999   May 30,
                                                (Unaudited)      1999
ASSETS
--------------------------------------------------------------------------------
Current Assets:
   Cash and Cash Equivalents                 $  3,091,000      $  2,214,000
   Accounts and Notes Receivable, Net          27,018,000        26,281,000
   Accounts Receivable from Related
   Parties, Net                                   191,000           242,000
   Inventories                                 68,492,000        53,709,000
   Prepaid Expenses                             1,828,000         1,733,000
   Deferred Income Taxes                          917,000           917,000
--------------------------------------------------------------------------------
Total Current Assets                          101,537,000        85,096,000
--------------------------------------------------------------------------------
Property, Plant and Equipment, at Cost:
   Land and Buildings                          47,293,000        44,006,000
   Machinery and Equipment                    103,052,000        93,585,000
   Leasehold Improvements                         396,000           383,000
--------------------------------------------------------------------------------
                                              150,741,000        137,974,000
   Less Accumulated Depreciation and
     Amortization                              81,898,000        78,573,000
--------------------------------------------------------------------------------
                                               68,843,000        59,401,000

   Construction in Progress                        61,000         6,591,000
--------------------------------------------------------------------------------
Total Property, Plant and Equipment            68,904,000        65,992,000
--------------------------------------------------------------------------------

Other Assets:
   Intangible Assets, Net                       2,174,000         2,293,000
   Other Assets                                 4,195,000         3,860,000
--------------------------------------------------------------------------------
Total Assets                                 $176,810,000        $157,241,000
--------------------------------------------------------------------------------

    See accompanying notes to condensed consolidated financial statements.

                       PART I -- FINANCIAL INFORMATION
                   Item 1. Financial Statements, Continued
                  HANOVER FOODS CORPORATION AND SUBSIDIARIES
                    Condensed Consolidated Balance Sheets

--------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY                   November 28, 1999   May 30,
                                                          (Unaudited)        1999
--------------------------------------------------------------------------------
Current Liabilities:
   Notes Payable - Banks                               $  46,702,000    $  39,629,000
   Accounts Payable                                       22,407,000       22,813,000
   Accrued Expenses                                       14,783,000        7,433,000
   Current Maturities of Long-Term Debt                    1,859,000        1,859,000
   Income Taxes Payable                                    1,984,000        2,103,000
                                                       -------------    -------------
Total Current Liabilities                                 87,735,000       73,837,000
                                                       -------------    -------------
Long-Term Debt, Less Current Maturities                   12,500,000       12,500,000
Other Liabilities                                          2,480,000        2,119,000
Deferred Income Taxes                                      4,659,000        4,331,000
                                                       -------------    -------------
Liabilities                                              107,374,000       92,787,000
                                                       -------------    -------------
Stockholders' Equity:
   Series A & B 8.25%cumulative convertible
   preferred, $25 par value; 120,000
   shares authorized; 31,536 shares issued,
   15,044 shares outstanding                                 788,000          788,000
   Series C cumulative convertible preferred,
   $25 par value; 10,000 shares authorized;
   10,000 shares issued and outstanding                      250,000          250,000
   Common stock, Class A, non-voting, $25 par
   value; 800,000 shares authorized, 349,210
   shares issued, 289,414 shares at May 30,
   1999 and 288,702 shares at November 28,
   1999 outstanding                                        8,729,000        8,729,000
   Common stock, Class B, voting, $25 par
   value; 880,000 shares authorized, 493,123
   shares issued, 426,474 shares at May 30,
   1999 and 426,328 shares at November 28,
   1999 outstanding                                       12,328,000       12,328,000
   Capital Paid in Excess of Par Value                     2,143,000        2,143,000
   Retained Earnings                                      52,613,000       47,767,000
   Treasury Stock, at Cost                                (8,116,000)      (8,076,000)
   Accumulated Other Comprehensive Income                    701,000          525,000
                                                       -------------    -------------
Total Stockholders' Equity                                69,436,000       64,454,000
                                                       -------------    -------------
Total Liabilities and Stockholders' Equity             $ 176,810,000    $ 157,241,000
                                                       -------------    -------------

    See accompanying notes to condensed consolidated financial statements.

                       PART I -- FINANCIAL INFORMATION
                   Item 1. Financial Statements, Continued
                  HANOVER FOODS CORPORATION AND SUBSIDIARIES
         Condensed Consolidated Statements of Operations - Unaudited

                                                 26 WEEKS                      13 WEEKS
                                                  ENDED                          ENDED
                                       November 28,    November 29,   November 28,   November 29,
                                           1999             1998          1999         1998
-------------------------------------------------------------------------------------------------
Net Sales                               $144,160,000   $139,243,000   $ 82,539,000   $ 80,705,000
Cost of Goods Sold                       106,972,000    104,407,000     61,221,000     60,482,000
-------------------------------------------------------------------------------------------------

Gross Profit                              37,188,000     34,836,000     21,318,000     20,223,000

Selling Expenses                          20,212,000     19,567,000     11,701,000     11,341,000
Administrative Expenses                    5,451,000      5,342,000      2,533,000      2,565,000
-------------------------------------------------------------------------------------------------

Operating Profit                          11,525,000      9,927,000      7,084,000      6,317,000

Interest Expense                           1,857,000      1,502,000      1,036,000        738,000
Other Expenses, Net                          787,000        242,000        133,000        165,000
-------------------------------------------------------------------------------------------------

Earnings Before Income Taxes               8,881,000      8,183,000      5,915,000      5,414,000

Income Taxes                               3,542,000      3,305,000      2,336,000      2,172,000
-------------------------------------------------------------------------------------------------

Net Earnings                               5,339,000      4,878,000      3,569,000      3,242,000

Dividends on Preferred Stock                  22,000         23,000         10,000         11,000
-------------------------------------------------------------------------------------------------

Net Earnings Applicable to Common
  Stock                                 $  5,317,000   $  4,855,000   $  3,569,000   $  3,231,000
-------------------------------------------------------------------------------------------------

Earnings Per Share:

Net Earnings Per Common Share - Basic   $       7.43   $       6.77   $       4.99   $       4.51
-------------------------------------------------------------------------------------------------

Net Earnings Per Common Share -
  Diluted                               $       7.32   $       6.66   $       4.91   $       4.43
-------------------------------------------------------------------------------------------------

Dividends per Share, Common             $      0.550   $      0.715   $      0.275   $      0.275
-------------------------------------------------------------------------------------------------

Basic Weighted Average Shares                715,347        717,085        715,242        717,197
-------------------------------------------------------------------------------------------------

Diluted Weighted Average Shares              729,565        732,006        729,460        732,118
-------------------------------------------------------------------------------------------------

    See accompanying notes to condensed consolidated financial statements.

                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
            Condensed Consolidated Statements of Stockholders' Equity
                                   (Unaudited)

------------------------------------------------------------------------------------------------------------------------------------




                                                             Cumulative                 Cumulative
                                                        Convertible Preferred      Convertible Preferred
                                            Total              Stock                      Stock                   Common Stock
                                       Stockholders'       Series A and B                Series C                   Class A
                                            Equity      Shares        Amount        Shares       Amount        Shares      Amount
------------------------------------------------------------------------------------------------------------------------------------

Balance, May 30, 1999                   $64,454,000     31,536       $788,000      10,000       $250,000      349,210     $8,729,000

Net Earnings for the Period               5,339,000

Cash Dividends Per Share:

      Preferred Stock                      (22,000)
      Common Stock                        (471,000)

Redemption of Common Stock

      (Class A 712 Shares and
       Class B 146 Shares)                 (40,000)

Other Comprehensive Income                  176,000
------------------------------------------------------------------------------------------------------------------------------------

Balance, November 28, 1999              $69,436,000     31,536       $788,000      10,000       $250,000      349,210     $8,729,000
------------------------------------------------------------------------------------------------------------------------------------


                                          Common Stock
                                            Class B                                                                     Accumulated
                                                                                Capital Paid      Treasury Stock           Other
                                                               in Excess of       Retained                             Comprehensive
                                      Shares      Amount       Par Value          Earnings    Shares       Amount         Income
------------------------------------------------------------------------------------------------------------------------------------

Balance, May 30, 1999                493,123     $12,328,000    $2,143,000      $47,767,000   142,937     $(8,076,000)    $525,000

Net Earnings for the Period                                                       5,339,000

Cash Dividends Per Share:

      Preferred Stock                                                              (22,000)
      Common Stock                                                                (471,000)

Redemption of Common Stock

      (Class A 712 Shares and
       Class B 146 Shares)                                                                        858         (40,000)

Other Comprehensive Income                                                                                                 176,000
----------------------------------------------------------------------------------------------------------------------------------

Balance, November 28, 1999           493,123     $12,328,000    $2,143,000      $52,613,000   143,795     $(8,116,000)    $701,000
----------------------------------------------------------------------------------------------------------------------------------


See accompanying notes to condensed consolidated financial statements.

                       PART I -- FINANCIAL INFORMATION
                   Item 1. Financial Statements, Continued
                  HANOVER FOODS CORPORATION AND SUBSIDIARIES
         Condensed Consolidated Statements of Cash Flows (Unaudited)
--------------------------------------------------------------------------------


                                                        26 Weeks Ended
                                                Nov. 28, 1999    Nov. 29, 1998
--------------------------------------------------------------------------------

Increase (Decrease) in Cash and
   Cash Equivalents
Operating Activities:
   Net Earnings                                   $5,339,000     $4,878,000
   Adjustments to Reconcile Net Earnings
      to Net
      Cash (Used In) Provided by Operating
         Activities:
         Depreciation and Amortization             3,571,000      2,956,000
         Deferred Income Taxes                       328,000       (68,000)
   Changes in Assets and Liabilities:
         Accounts Receivable                       (686,000)    (3,338,000)
         Inventories                            (14,783,000)   (14,781,000)
         Prepaid Expenses                           (95,000)      (415,000)
         Accounts Payable and Accrued Expenses     6,944,000      5,649,000
         Income Taxes Payable                      (119,000)      (236,000)
         Other Liabilities                           361,000        277,000
--------------------------------------------------------------------------------
Net Cash Provided by (Used in) Operating
   Activities                                        860,000     (5,078,000)
--------------------------------------------------------------------------------
Investing Activities:
   Increase in Other Assets                        (285,000)      (440,000)
   Acquisitions of Property, Plant and
      Equipment                                  (6,238,000)    (8,597,000)
--------------------------------------------------------------------------------
Net Cash Used in Investing Activities            (6,523,000)    (9,037,000)
--------------------------------------------------------------------------------
Financing Activities:
   Increase in Notes Payable                       7,073,000     13,891,000
   Payment of Dividends                            (493,000)      (536,000)
   Redemption of Common Stock                       (40,000)       (40,000)
--------------------------------------------------------------------------------
Net Cash Provided by Financing Activities          6,540,000     13,315,000
--------------------------------------------------------------------------------
Net Increase in Cash and Cash Equivalents            877,000      (800,000)
Cash and Cash Equivalents, Beginning of Period     2,214,000      2,337,000
--------------------------------------------------------------------------------
Cash and Cash Equivalents, End of Period           3,091,000      1,537,000
--------------------------------------------------------------------------------

                       PART I -- FINANCIAL INFORMATION
                   Item 1. Financial Statements, Continued
                  HANOVER FOODS CORPORATION AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                   November 28, 1999 and November 29, 1998
                                 (Unaudited)

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

      The Corporation's fiscal year ends at the close of operations on the Sunday nearest to May 31. Accordingly, these financial statements reflect activity for the thirteen week periods ended November 28, 1999 and November 29, 1998.

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

(2)   SHORT-TERM BORROWINGS

      The Corporation and its subsidiaries maintain short-term unsecured lines of credit with various banks providing credit availability amounting to $85.0 million, of which $46,702,000 was borrowed at November 28, 1999. The average cost of funds during the 6 month period ended November 28, 1999 was 6.03%.

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


--------------------------------------------------------------------------------
(3)   LONG-TERM DEBT

      The long-term debt of the Corporation and its subsidiaries consist of:


                                               November 28, 1999   May 30, 1999
--------------------------------------------------------------------------------
      8.74% unsecured senior notes payable
         to an insurance company, due
         through 2007                            $14,285,000    $14,285,000

      Installment obligation payable to a
         related party, due in equal annual
         installments through 2007.  Interest
         at prime rate (8.50% at November 28,
         1999)                                        74,000         74,000
--------------------------------------------------------------------------------
                                                  14,359,000     14,359,000
      Less current maturities                      1,859,000      1,859,000

--------------------------------------------------------------------------------
      Net Long-Term Debt                         $12,500,000    $12,500,000
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

      The Corporation is in compliance with the restrictive provisions in the agreements as amended or waived as of November 28, 1999.

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




                                  Twenty Six Weeks Ended          Thirteen Weeks Ended
                                    Nov. 28,      Nov. 29,        Nov. 28,          Nov. 29
                                      1999          1998            1999              1998
---------------------------------------------------------------------------------------------

REVENUES:

Park 100 Foods, Inc.               $1,429,000   $1,747,000        $693,000         $817,000

CORPORATE CHARGES:

   Snyder's of Hanover, Inc.        $  96,000      $93,000        $ 64,000         $ 47,000

EXPENDITURES:

   Park 100 Foods, Inc.              $ 30,000      $ 34,000       $ 30,000         $ 11,000
   ARWCO Corporation                 $  5,000      $  8,000       $  1,000         $  4,000
   Warehime Enterprises, Inc.        $  2,000      $ 13,000       $  1,000         $  1,000
   John A. & Patricia M. Warehime    $ 32,000      $ 30,000       $ 14,000         $ 19,000
   James G. Sturgill                 $ 18,000      $ 36,000       $  7,000         $ 18,000
   Lippy Brothers, Inc.             $ 110,000      $254,000       $110,000         $253,000
   Schaier Travel, Inc.               $ 3,000      $      0       $ 1,000          $      0
--------------------------------------------------------------------------------

                       PART I -- FINANCIAL INFORMATION
                     Item 1. Financial Statements, Continued
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

--------------------------------------------------------------------------------
The respective November 28, 1999 and May 30, 1999 account balances with related companies are as follows:



                                        November 28, 1999         May 30, 1999
--------------------------------------------------------------------------------
ACCOUNTS RECEIVABLE:

   Snyder's of Hanover, Inc.                 $32,000           $32,000
   Park 100 Foods, Inc.                      $160,000          $210,000


ACCOUNTS PAYABLE:

   ARWCO Corporation                         $ 1,000           $     0

NOTES PAYABLE:

   Cyril T. Noel                             $74,000           $74,000
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


                       PART I -- FINANCIAL INFORMATION
                     Item 1. Financial Statements, Continued
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

(5)   COMPREHENSIVE INCOME

      Comprehensive income is determined as follows:


                                          26 Weeks Ended                   13 Weeks Ended
                                       Nov. 28,    Nov. 29,           Nov. 28,         Nov. 29,
                                         1999        1998               1999             1998
-----------------------------------------------------------------------------------------------
Net Income                            $5,339,000   $4,878,000         $3,579,000     $3,242,000
      Other Comprehensive Gain
      Unrealized Gain on Investments     176,000      166,000            143,000        237,000
                                      ----------   ----------         ----------     ----------
      Comprehensive Income            $5,515,000   $5,044,000         $3,722,000     $3,479,000
                                      ==========   ==========         ==========     ==========

(6)   RECONCILIATION OF NUMERATOR AND DENOMINATOR FOR BASIC
      AND DILUTED EARNINGS PER SHARE


   Numerator for basic earnings per share:


                                             26 Weeks Ended                       13 Weeks Ended
                                       Nov. 28,            Nov. 29,             Nov. 28,        Nov. 29,
                                         1999                1998                1999            1998
---------------------------------------------------------------------------------------------------------
Net earnings applicable to              $5,317,000          $4,855,000          $3,569,000     $3,231,000
   common stock

   Preferred stock dividends                22,000              23,000              10,000         11,000
                                            ------              ------              ------         ------

   Net earnings assuming dilution       $5,339,000          $4,878,000          $3,579,000     $3,242,000
                                        ==========          ==========          ==========     ==========
   Denominator:
   Basic weighted average shares           715,347             717,085             715,242        717,197
   Effect of dilutive securities            14,218              14,921              14,218         14,921
                                           -------             -------             -------         -------
   Diluted weighted average shares         729,565             732,006             729,460         732,118
                                           =======             =======             =======         =======

                     PART I -- FINANCIAL INFORMATION
                     Item 1. Financial Statements, Continued
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
-------------------------------------------------------------------------------


(7)   CONTINGENCIES

      LEGAL PROCEEDINGS

      1995 WAREHIME FAMILY LITIGATION

      On February 1, 1995, Michael A. Warehime, J. William Warehime and Elizabeth W. Stick, three Class B shareholders of the Corporation, filed a complaint in the Court of Common Pleas of York County, Pennsylvania against the Corporation and John A. Warehime (Chairman of the Corporation), in his capacity as voting trustee of two voting trusts which, before their expiration in 1998, entitled him to vote approximately 52% of the Class B common stock. The Court has dismissed various claims and parties in the lawsuit and the only remaining parties are Michael A. Warehime as plaintiff and John A. Warehime as defendant. The only remaining claims are: (i) a claim for breach of fiduciary duty based on exercise of powers beyond those granted by certain voting trust agreements, (ii) a claim for breach of fiduciary duty for use of the voting trusts in a manner harmful to their beneficiaries, (iii) a count requesting removal of John A. Warehime as the voting trustee of the voting trusts.

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

      In August 1997, the Board of Directors proposed a further amendment (the "Amendment") to the Amended and Restated Articles to expand the definition of "disinterested directors" in the manner described below, and to approve certain performance based compensation for John A. Warehime solely for the purpose of making

                     PART I -- FINANCIAL INFORMATION
                     Item 1. Financial Statements, Continued
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

      the Corporation eligible for a federal income tax deduction pursuant to
      Section 162(m) of the Internal Revenue Code of 1986, as amended. A special meeting was scheduled for August 14, 1997 (the "Special Meeting") to vote on these proposals. On August 8, 1997, Michael A. Warehime filed a motion in the Court of Common Pleas of York County, Pennsylvania to prevent John
      A. Warehime, in his capacity as voting trustee from voting on these proposals and to enjoin the Amendment. This Motion was denied by the court on August 11, 1997. The Amendment and the proposal under Section 162(m) were approved by Class B Shareholders (John A. Warehime was the sole Class B shareholder to vote affirmatively, in his capacity as voting trustee) on August 14, 1997 and the Amendment became effective on August 14, 1997.

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

      Michael Warehime filed an appeal from the denial of his motion to enjoin the previously described Amendment to the Company's Amended and Restated Articles. On December 2, 1998, a majority panel of the Superior Court of Pennsylvania issued a decision holding that although John Warehime had acted in good faith in voting for the Amendment to the Amended and Restated Articles as trustee of the Warehime voting trust, Mr. Warehime breached his fiduciary duty to the beneficiaries of the Warehime voting trust in voting for the Amendment. On December 16, 1998, John Warehime filed a motion for reargument en banc with the Superior Court. On December 16, 1998, Michael Warehime filed a motion for clarification requesting that the Superior Court issue an order invalidating the Amendment to the Amended and Restated Articles. On December 23, 1998, the Superior Court denied Michael Warehime's motion for clarification. On February 8, 1999, the Superior Court denied the motion for reargument en banc. On March 10, 1999, John Warehime and the other directors filed a petition for allowance of appeal with the Supreme Court of Pennsylvania. On March 29, 1999, Michael Warehime filed a response to the petition for allowance of appeal and a cross-petition for allowance of appeal with the Supreme Court of Pennsylvania. On April 13, 1999, John Warehime and the independent directors of the Company filed a brief in opposition to the conditional cross-petition for allowance of appeal filed with Michael Warehime. On November 29, 1999 the Supreme Court of Pennsylvania granted the petitions for allowance of appeal of John Warehime and granted some of the petitions of Michael Warehime.

                     PART I -- FINANCIAL INFORMATION
                     Item 1. Financial Statements, Continued
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

      On August 13, 1999, Michael Warehime filed a complaint in equity in the Court of Common Pleas of York County, Pennsylvania, naming as defendants Arthur S. Schaier, Cyril T. Noel, Clayton J. Rohrbach, Jr., John A. Warehime, and the Company. The complaint seeks a court order declaring that the September 1999 election for the board of directors of the Company be conducted in accordance with the Articles of Incorporation of the Company as they existed prior to June 25, 1997, an order declaring that the Series C Convertible Preferred Stock cannot be voted, and an order that the following candidates for the board of directors of the Company proposed by Michael Warehime, Sally Yelland, Elizabeth Stick and J. William Warehime be accepted by the Company and listed on the ballot to be distributed at the annual meeting of shareholders of the Company to be held on September 16, 1999: Michael Warehime, Daniel Meckley, Elizabeth Stick, Sonny Bowman, and John Denton. The basis for the complaint was the December 2, 1998 decision of the Pennsylvania Superior Court, which is currently on appeal to the Pennsylvania Supreme Court, which held that John A. Warehime breached his fiduciary duties in voting for the Amended and Restated Articles as trustee of the Warehime voting trust. The complaint also requested that John A. Warehime pay all costs incurred by the Company in response to the suit as well as award Michael Warehime costs and fees and grant such other relief as equity and justice require. On September 7, 1999 the Court of Common Pleas of York County denied Michael Warehime's request for an emergency order to enjoin the voting of the Series C Convertible Preferred Stock at the September 16, 1999 shareholders' meeting. On September 10, 1999, the Court of Common Pleas of York County denied Michael Warehime's request to stay the vote at the September 16, 1999 shareholders' meeting. Michael Warehime appealed the trial court's order to the Pennsylvania Superior Court. On September 15, 1999 the Pennsylvania Superior Court denied Michael Warehime's request for a stay of the vote at the September 16, 1999 shareholders' meeting and also denied Michael Warehime's request for a expedited appeal.

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

The following comments should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the Corporation's Annual Report on Form 10-K for the fiscal year ended May 30, 1999.

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

RESULTS OF OPERATIONS

NET SALES

Consolidated net sales were $144.2 million for the twenty six week period ended November 28, 1999. This represents an increase of 3.5% over the twenty six week period ended November 29, 1998 consolidated net sales of $139.2 million. Consolidated net sales were $82.5 million for the

                       PART I -- FINANCIAL INFORMATION
               Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations
                  HANOVER FOODS CORPORATION AND SUBSIDIARIES

thirteen week period ended November 28, 1999, a 2.3% increase from consolidated net sales of $80.7 million for the corresponding period in the prior year. The increase was primarily due to increases in the sales of Bickel's Potato Chip Co. ("Bickel's") our new acquisition during October 98. Retail Branded, Food Service and Private Label sales, offset by decreased Frozen Industrial sales.

COST OF GOODS SOLD

Cost of goods sold were $107.0 million, or 74.2% of consolidated net sales in the twenty six week period ended November 28, 1999 and $104.4 million, or 75.0% of consolidated net sales, for the corresponding period in 1998. Cost of goods sold was $61.2 million, or 74.2% of consolidated net sales for the thirteen week period ended November 28, 1999 as compared to $60.5 million or 74.9% of consolidated net sales for the corresponding period in 1998. The decrease in cost of goods sold as a percentage of net sales resulted primarily from a reduction in costs of operations, primarily related to lower plant production expenditures, lower canned commodity prices for dry beans, and lower outside storage expense.

SELLING EXPENSES

Selling expenses were $20.2, or 14.0% of consolidated net sales for the twenty six week period ended November 28, 1999 as compared to $19.6 million or 14.1% of consolidated net sales for the corresponding period in 1998. Selling expenses were $11.7 million or 14.2% of consolidated net sales for the thirteen week period ended November 28, 1999 compared to $11.3 million, or 14.1% of consolidated net sales during the corresponding period in 1998. The decrease in selling expenses as a percentage of net sales reflects lower expenses related to coupon programs, for the twenty six week period ended November 28, 1999. The increase in selling as a percentage of net sales for the thirteen week period ended November 28, 1999 reflects higher retail promotion to support increased retail sales in the second quarter.

ADMINISTRATIVE EXPENSES

Administrative expenses as a percentage of consolidated net sales were 3.8% for the twenty six week period ended November 28, 1999 and for the corresponding period of 1998. Administrative expenses as a percentage of consolidated net sales were 3.1% for the thirteen week period ended November 28, 1999 compared to 3.2% of consolidated net sales during the corresponding period in 1998. The increase in dollars is attributed to increases in outside professional consulting services and administrative expenses of Bickel's.

                       PART I -- FINANCIAL INFORMATION
               Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations
                  HANOVER FOODS CORPORATION AND SUBSIDIARIES

INTEREST EXPENSE

Interest expense was $1,857000 for the twenty six week period ended November 28, 1999 as compared to $1,502,000 for the same period in 1998. Interest expenses was $1,036,000 for the thirteen week period ended November 28, 1999 compared to $738,000 for the same period in 1998. The increases are due to higher average borrowings during the period to cover inventory increases as well as higher average borrowing rates for the period.

OTHER EXPENSES

Other expenses, net was $787,000 for the twenty six week period ended November 28, 1999 as compared to $242,000 for the same period in 1998. Other expenses, net was $133,000 for the thirteen week period ended November 28, 1999 as compared to $165,000 for the same period in 1998. The increase in other expenses is primarily due to increased foreign translation loss of $485,000 for the twenty six week period ended November 28, 1999. The exchange rate remained the same for the thirteen week period ended November 28, 1999.

INCOME TAXES
The provision for corporate federal and state income taxes for the twenty six week period ended November 28, 1999 was $3.5 million, or 39.9% of pretax earnings, as compared to $3.3 million, or primarily 40.4% of pre-tax earnings for the same period in 1998. The provision for income taxes was 39.5% of pretax earnings for the thirteen week period ended November 28, 1999 as compared to 40.1% for the same period in 1998. The decrease in the effective tax rate is due to increased earnings in foreign jurisdictions with lower tax rates in the current year period as compared to the prior period.

LIQUIDITY AND CAPITAL RESOURCES

Management's discussion of the Corporation's financial condition should be read in conjunction with the condensed consolidated statements of cash flows appearing on page 7 of this report.

OPERATING ACTIVITIES

Net working capital was $13.8 million and $11.3 million at November 28, 1999 and May 30, 1999 respectively. The current ratios were 1.16 and 1.15 on November 28, 1999 and May 30, 1999, respectively.

Cash provided by operating activities for the twenty six week period ended November 28, 1999 was $0.9 million as compared to cash used by operations of $5.1 million during the same period of 1998. The combination of increased accounts payable and accrued expense offset by increased inventory levels and increased accounts receivable, utilized less cash flow. By

                       PART I -- FINANCIAL INFORMATION
               Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations
                  HANOVER FOODS CORPORATION AND SUBSIDIARIES

comparison for the same period in 1998, the combination of increased accounts receivable and inventory levels, offset by increases in accounts payable and accrued expenses utilized more cash flow.

INVESTING ACTIVITIES

During the twenty six week period ended November 28, 1999, the Corporation spent approximately $6.2 million for the purchase of land and plant upgrades and expansions. This compares to $8.6 million spent during the same period last year for capital projects.

FINANCING ACTIVITIES
The increase in notes payable of approximately $7.1 million during the twenty six week period ended November 28, 1999 represents borrowings made against available seasonal lines of credit from financial institutions for use in operations and plant upgrades and expansions.

The Corporation has available seasonal lines of credit from financial institutions in the amount of $85.0 million, of which $46.7 million was utilized as of November 28, 1999. Additional borrowings are permitted within parameters in existing debt agreements.

Management believes these credit facilities provide adequate availability for seasonal operating requirements.

                       PART I -- FINANCIAL INFORMATION
               Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations
                  HANOVER FOODS CORPORATION AND SUBSIDIARIES

YEAR 2000

Many existing computer programs, including those utilized by the Corporation, used only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, any computer applications could fail or create erroneous results by or at the Year 2000 (the "Year 2000 Issue"). The Corporation retained an outside consultant to manage the Corporation's efforts to bring its computer system into Year 2000 compliance. The Corporation also contacted its customers, key suppliers and its equipment manufacturers in an attempt to ensure third party compliance.

In 1997, the Corporation established a management team to assess the Corporation's Year 2000 issues and to implement the Corporation's Year 2000 compliance program. The management team included members of the Corporation's Management Information, Accounting and Finance Departments and certain officers of the Corporation. The Corporation has completed the implementation and testing program and all of its information technology systems as well as non-information technology systems (which include the Corporation's telecommunications systems and food processing equipment). The Corporation also developed a contingency plan in the event its systems are not Year 2000 compliant. The total costs associated with addressing the Year 2000 Issue were approximately $490,000.

To date, the Corporation has not experienced any Year 2000 Issues. The Corporation will continue to monitor its systems as well as vendors and customers for any Year 2000 Issues.

                         PART II - OTHER INFORMATION
                  HANOVER FOODS CORPORATION AND SUBSIDIARIES


ITEM 1.  LEGAL PROCEEDINGS

1995 WAREHIME FAMILY LITIGATION

On February 1, 1995, Michael A. Warehime, J. William Warehime and Elizabeth W. Stick, three Class B shareholders of the Corporation, filed a complaint in the Court of Common Pleas of York County, Pennsylvania against the Corporation and John A. Warehime (Chairman of the Corporation), in his capacity as voting trustee of two voting trusts which, before their expiration in 1998, entitled him to vote approximately 52% of the Class B common stock. The Court has dismissed various claims and parties in the lawsuit and the only remaining parties are Michael A. Warehime as plaintiff and John A. Warehime as defendant. The only remaining claims are: (i) a claim for breach of fiduciary duty based on exercise of powers beyond those granted by certain voting trust agreements, (ii) a claim for breach of fiduciary duty for use of the voting trusts in a manner harmful to their beneficiaries, (iii) a count requesting removal of John A. Warehime as the voting trustee of the voting trusts.

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

In August 1997, the Board of Directors proposed a further amendment (the "Amendment") to the Amended and Restated Articles to expand the definition of "disinterested directors" in the manner described below, and to approve certain performance based compensation for John A. Warehime solely for the purpose of making the Corporation eligible for a federal income tax deduction pursuant to
Section 162(m) of the Internal Revenue Code of 1986, as amended. A special meeting was scheduled for August 14, 1997 (the "Special Meeting") to vote on these proposals. On August 8, 1997, Michael A. Warehime filed a motion in the Court of Common Pleas of York County, Pennsylvania to prevent John A. Warehime, in his capacity as voting trustee from voting on these proposals and to enjoin the Amendment. This Motion was denied by the court on August 11, 1997. The Amendment and the proposal under Section 162(m) were approved by Class B Shareholders (John A. Warehime was the sole Class B shareholder to vote affirmatively,

                         PART II - OTHER INFORMATION
                  HANOVER FOODS CORPORATION AND SUBSIDIARIES

in his capacity as voting trustee) on August 14, 1997 and the Amendment became effective on August 14, 1997.

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

Michael Warehime filed an appeal from the denial of his motion to enjoin the previously described Amendment to the Company's Amended and Restated Articles. On December 2, 1998, a majority panel of the Superior Court of Pennsylvania issued a decision holding that although John Warehime had acted in good faith in voting for the Amendment to the Amended and Restated Articles as trustee of the Warehime voting trust, Mr. Warehime breached his fiduciary duty to the beneficiaries of the Warehime voting trust in voting for the Amendment. On December 16, 1998, John Warehime filed a motion for reargument en banc with the Superior Court. On December 16, 1998, Michael Warehime filed a motion for clarification requesting that the Superior Court issue an order invalidating the Amendment to the Amended and Restated Articles. On December 23, 1998, the Superior Court denied Michael Warehime's motion for clarification. On February 8, 1999, the Superior Court denied the motion for reargument en banc. On March 10, 1999, John Warehime and the other directors filed a petition for allowance of appeal with the Supreme Court of Pennsylvania. On March 29, 1999, Michael Warehime filed a response to the petition for allowance of appeal and a cross-petition for allowance of appeal with the Supreme Court of Pennsylvania. On April 13, 1999, John Warehime and the independent directors of the Company filed a brief in opposition to the conditional cross-petition for allowance of appeal filed with Michael Warehime. On November 29, 1999 the Supreme Court of Pennsylvania granted the petitions for allowance of appeal of John Warehime and granted some of the petitions of Michael Warehime.

On August 13, 1999, Michael Warehime filed a complaint in equity in the Court of Common Pleas of York County, Pennsylvania, naming as defendants Arthur S. Schaier, Cyril T. Noel, Clayton J. Rohrbach, Jr., John A. Warehime, and the Company. The complaint seeks a court order declaring that the September 1999 election for the board of directors of the Company be conducted in accordance with the Articles of Incorporation of the Company as they existed prior to June 25, 1997, an order declaring that the Series C Convertible Preferred Stock cannot be voted, and an order that the following candidates for the board of directors of the Company proposed by Michael Warehime, Sally Yelland, Elizabeth Stick and J. William Warehime be accepted by the Company and listed on the ballot to be distributed at the annual meeting of shareholders of the Company to be held on September 16, 1999: Michael Warehime, Daniel Meckley, Elizabeth Stick, Sonny Bowman, and John Denton. The basis for the complaint was the December 2, 1998 decision of the Pennsylvania Superior Court, which is currently on appeal

                         PART II - OTHER INFORMATION
                  HANOVER FOODS CORPORATION AND SUBSIDIARIES

to the Pennsylvania Superior Court, which held that John A. Warehime had breached his fiduciary duties in voting for the Amended and Restated Articles as trustee of the Warehime voting trust. The complaint also requested that John A. Warehime pay all costs incurred by the Company in response to the suit as well as award Michael Warehime costs and fees and grant such other relief as equity and justice require. On September 7, 1999 the Court of Common Pleas of York County denied Michael Warehime's request for an emergency order to enjoin the voting of the Series C Convertible Preferred Stock at the September 16, 1999 shareholders' meeting. On September 10, 1999, the Court of Common Pleas of York County denied Michael Warehime's request to stay the vote at the September 16, 1999 shareholders' meeting. Michael Warehime appealed the trial court's order to the Pennsylvania Superior Court. On September 15, 1999 the Pennsylvania Superior Court denied Michael Warehime's request for a stay of the vote at the September 16, 1999 shareholders' meeting and also denied Michael Warehime's request for a expedited appeal.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NONE

ITEM 5.  OTHER INFORMATION -- None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K -- None

     (a)   Exhibits
           S-K Exhibit
           Number               Description of Exhibit
           ------               ----------------------
             27                 Financial Data Schedule

     (b)   Reports on Form 8-K.
           No reports on Form 8-K were filed during the quarter ended November 28, 1999.

                                      SIGNATURE



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          HANOVER FOODS CORPORATION


Date:   January 12, 2000                  By:   /s/ Gary T. Knisely
                                             -----------------------------------
                                                Gary T. Knisely
                                                Executive Vice President


                                          By:   /s/ Pietro Giraffa
                                             -----------------------------------
                                                Pietro Giraffa
                                                Controller