Form 10-Q
period 2000-02-27
HANOVER FOODS CORP /PA/
filed 2000-04-11
CIK 853733

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
            THE SECURITIES EXCHANGE ACT OF 1934

            For the Quarterly Period Ended February 27, 2000

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

Indicate the number of shares outstanding of issuer's classes of common stock as of the latest practicable date.

                  Class                      Outstanding at February 27, 2000
                  -----                      --------------------------------
      Class A Common Stock, $25 par value           288,348 shares

      Class B Common Stock, $25 par value           426,255 shares

                    HANOVER FOODS CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q

                For the Thirty-Nine Weeks Ended February 27, 2000


Index                                                                 Page

Part I -- Financial Information

   Item 1 -- Financial Statements:

      Condensed Consolidated Balance Sheets
        February 27, 2000 (Unaudited) and May 30, 1999..............   3

      Condensed Consolidated Statements of Operations (Unaudited)
        Thirty-Nine Weeks and Thirteen Weeks Ended
        February 27, 2000 and February 28, 1999.....................   5

      Condensed Consolidated Statements of Stockholders'
        Equity, Periods Ended February 27, 2000 (Unaudited)
        and May 30, 1999............................................   6

      Condensed Consolidated Statements of Cash Flows
        (Unaudited), Thirty-Nine Weeks Ended February 27, 2000
        and February 28, 1999.......................................   7

      Notes to Condensed Consolidated Financial Statements
        (Unaudited).................................................   8

   Item 2 -- Management's Discussion and Analysis of Financial
      Condition and Results of Operations...........................  19
Part II -- Other Information........................................  23

   Item 1      -- Legal Proceedings.................................  23
   Items 2-3   -- None .............................................  25
   Item 4      -- None..............................................  26
   Item 5      -- None..............................................  26
   Item 6      -- Exhibits and Reports on Form 8-K..................  26

                         PART I -- FINANCIAL INFORMATION
                           Item 1. Financial Statements
                    HANOVER FOODS CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets


                                                    February 27, 2000     May 30, 1999
ASSETS                                                 (Unaudited)
                                                    -----------------     ------------
Current Assets:
   Cash and Cash Equivalents                           $  5,778,000       $  2,214,000
   Accounts and Notes Receivable, Net                    27,526,000         26,281,000
   Accounts Receivable from Related Parties, Net            161,000            242,000
   Inventories                                           63,116,000         53,709,000
   Prepaid Expenses                                       1,417,000          1,733,000
   Deferred Income Taxes                                    917,000            917,000
                                                       ------------       ------------

Total Current Assets                                     98,915,000         85,096,000
                                                       ------------       ------------
Property, Plant and Equipment, at Cost:
   Land and Buildings                                    47,418,000         44,006,000
   Machinery and Equipment                              106,180,000         93,585,000
   Leasehold Improvements                                   397,000            383,000
                                                       ------------       ------------
                                                        153,995,000        137,974,000
   Less Accumulated Depreciation and
     Amortization                                        82,680,000         78,573,000
                                                       ------------       ------------
                                                         71,315,000         59,401,000

   Construction in Progress                                 211,000          6,591,000
                                                       ------------       ------------
Total Property, Plant and Equipment                      71,526,000         65,992,000
                                                       ------------       ------------
Other Assets:
   Intangible Assets, Net                                 4,085,000          2,293,000
   Other Assets                                           4,322,000          3,860,000
                                                       ------------       ------------
Total Assets                                           $178,848,000       $157,241,000
                                                       ------------       ------------

     See accompanying notes to condensed consolidated financial statements.

                         PART I -- FINANCIAL INFORMATION
                     Item 1. Financial Statements, Continued
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets

LIABILITIES AND STOCKHOLDERS' EQUITY                          February 27, 2000      May 30, 1999
                                                                (Unaudited)
                                                              -----------------      -------------
Current Liabilities:
   Notes Payable - Banks                                        $  49,575,000        $  39,629,000
   Accounts Payable                                                25,677,000           22,813,000
   Accrued Expenses                                                 9,302,000            7,433,000
   Current Maturities of Long-Term Debt                             1,824,000            1,859,000
   Income Taxes Payable                                             1,799,000            2,103,000
                                                                -------------        -------------

Total Current Liabilities                                          88,177,000           73,837,000
                                                                -------------        -------------
Long-Term Debt, Less Current Maturities                            12,532,000           12,500,000
Other Liabilities                                                   2,705,000            2,119,000
Deferred Income Taxes                                               4,659,000            4,331,000
                                                                -------------        -------------
Total Liabilities                                                 108,073,000           92,787,000
                                                                -------------        -------------
Stockholders' Equity:
   8.25% cumulative convertible preferred, $25 par value;
   issuable in series, 120,000 shares authorized;
   31,536 shares issued, 15,044 shares outstanding                    788,000              788,000
   4.40% cumulative convertible preferred, $25 par value;
      issuable in series, 10,000 shares authorized; 10,000
      shares issued and outstanding                                   250,000              250,000
   Common stock, Class A, non-voting, $25 par value;
      800,000 shares authorized, 349,210 shares issued,
      288,348 shares at February 27, 2000 and 289,414
      shares at May 30, 1999 outstanding                            8,729,000            8,729,000
   Common stock, Class B, voting, $25 par value;
      880,000 shares authorized, 493,123 shares issued,
      426,255 shares at February 27, 2000 and 426,474
      shares at May 30, 1999 outstanding                           12,328,000           12,328,000
   Capital Paid in Excess of Par Value                              2,143,000            2,143,000
   Retained Earnings                                               54,084,000           47,767,000
   Treasury Stock, at Cost                                         (8,137,000)          (8,076,000)
   Accumulated Other Comprehensive Income                             590,000              525,000
                                                                -------------        -------------
Total Stockholders' Equity                                      $  70,775,000        $  64,454,000
                                                                -------------        -------------
Total Liabilities and Stockholders' Equity                      $ 178,848,000        $ 157,241,000


     See accompanying notes to condensed consolidated financial statements.

                         PART I -- FINANCIAL INFORMATION
                     Item 1. Financial Statements, Continued
                    HANOVER FOODS CORPORATION AND SUBSIDIARIES
           Condensed Consolidated Statements of Operations - Unaudited


                                                 Thirty-Nine Weeks Ended                 Thirteen Weeks Ended
                                             February 27,       February 28,       February 27,        February 28,
                                                 2000               1999               2000               1999
                                             ------------       ------------        -----------       ------------

Net Sales                                    $223,086,000       $212,189,000        $78,926,000       $ 72,946,000
Cost of Goods Sold                            166,683,000        159,134,000         59,711,000         54,727,000
                                             ------------       ------------        -----------       ------------
Gross Profit                                   56,403,000         53,055,000         19,215,000         18,219,000
Selling Expenses                               32,041,000         30,472,000         11,829,000         10,905,000
Administrative Expenses                         8,927,000          8,398,000          3,476,000          3,056,000
                                             ------------       ------------        -----------       ------------
Operating Profit                               15,435,000         14,185,000          3,910,000          4,258,000

Interest Expense                                2,962,000          2,369,000          1,105,000            867,000
Other Expenses (Income), Net                      779,000            424,000            ($8,000)           182,000
                                             ------------       ------------        -----------       ------------
Earnings Before Income Taxes                   11,694,000         11,392,000          2,813,000          3,209,000

Income Taxes                                    4,677,000          4,629,000          1,135,000          1,324,000
                                             ------------       ------------        -----------       ------------
Net Earnings                                    7,017,000          6,763,000          1,678,000          1,885,000
Dividends on Preferred Stock                       33,000             33,000             11,000             10,000
                                             ------------       ------------        -----------       ------------
Net Earnings Applicable to
   Common Stock                              $  6,984,000       $  6,730,000          1,667,000        $ 1,875,000
                                             ------------       ------------        -----------       ------------
Earnings Per Share:
   Net Earnings Per Common
      Share - Basic                          $       9.76       $       9.39       $       2.33        $      2.61
   Net Earnings Per Common
      Share - Diluted                        $       9.62       $       9.20       $       2.30        $      2.56
Dividends Per Share, Common                  $      0.825       $       0.99       $      0.275        $     0.275
Basic Weighted Average Shares                     715,236            716,974            714,919            717,086
Diluted Weighted Average Shares                   729,454            731,895            729,137            732,007
                                             ------------       ------------        -----------       ------------


     See accompanying notes to condensed consolidated financial statements.

                         PART I -- FINANCIAL INFORMATION
                     Item 1. Financial Statements, Continued
                    HANOVER FOODS CORPORATION AND SUBSIDIARIES
            Condensed Consolidated Statements of Stockholders' Equity
                                   (Unaudited)

                                                                Cumulative                 Cumulative
                                                                Convertible                Convertible
                                            Total              Preferred Stock            Preferred Stock
                                         Stockholders'         Series A and B                Series C
                                           Equity           Shares          Amount      Shares        Amount
Balance, May 30, 1999                    $ 64,454,000       31,536        $ 788,000     10,000       $250,000

Net Earnings for the Period              $  7,017,000

Cash Dividends Per Share:

         Preferred Stock                 ($    33,000)
         Common Stock                    ($   667,000)

Redemption of Common Stock

         (Class A 1,066 Shares and
          Class B 219 Shares)            ($    61,000)

Other Comprehensive Income               $     65,000
                                         ------------       ------        ---------     ------       --------
Balance, February 27, 2000               $ 70,775,000       31,536        $ 788,000     10,000       $250,000
                                         ============       ======        =========     ======       ========



                                                Common Stock                  Common Stock               Capital Paid
                                                  Class A                       Class B                  in Excess of
                                            Shares        Amount          Shares          Amount           Par Value
Balance, May 30, 1999                      349,210       $8,729,000       493,123       $12,328,000       $2,143,000

Net Earnings for the Period

Cash Dividends Per Share:

         Preferred Stock
         Common Stock

Redemption of Common Stock

         (Class A 1,066 Shares and
          Class B 219 Shares)

Other Comprehensive Income
                                           -------       ----------       -------       -----------       ----------
Balance, February 27, 2000                 349,210       $8,729,000       493,123       $12,328,000       $2,143,000
                                           =======       ==========       =======       ===========       ==========


                                                                                         Accumulated
                                                              Treasury Stock                Other
                                          Retained                                       Comprehensive
                                          Earnings         Shares          Amount           Income
Balance, May 30, 1999                    $47,767,000       142,937       ($8,076,000)       $525,000

Net Earnings for the Period              $ 7,017,000

Cash Dividends Per Share:

         Preferred Stock                 ($   33,000)
         Common Stock                    ($  667,000)

Redemption of Common Stock

         (Class A 1,066 Shares and
          Class B 219 Shares)                                1,285        ($ 61,000)

Other Comprehensive Income                                                                  $ 65,000
                                         -----------       -------       -----------        --------
Balance, February 27, 2000               $54,084,000       144,222       ($8,137,000)       $590,000
                                         ===========       =======       ===========        ========


     See accompanying notes to condensed consolidated financial statements.

                         PART I -- FINANCIAL INFORMATION
                     Item 1. Financial Statements, Continued
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (Unaudited)


                                                                             Period Ended
                                                                February 27, 2000    February 28, 1999
                                                                -----------------    -----------------
Increase (Decrease) in Cash and Cash Equivalents

Operating Activities:
   Net Earnings                                                     $  7,017,000        $  6,763,000
   Adjustments to Reconcile Net Earnings to Net
      Cash Provided by Operating Activities:
         Depreciation and Amortization                                 5,439,000           4,629,000
         Deferred Income Taxes                                           328,000             (68,000)
   Changes in Assets and Liabilities:
         Accounts Receivable                                             332,000             402,000
         Inventories                                                  (8,260,000)        (12,792,000)
         Prepaid Expenses                                                398,000             (28,000)
         Accounts Payable and Accrued Expenses                         1,878,000           1,181,000
         Income Taxes Payable                                           (304,000)          1,005,000
         Other Liabilities                                               586,000             415,000
                                                                    ------------        ------------
Net Cash Provided by Operating Activities                              7,414,000           1,507,000
                                                                    ------------        ------------
Investing Activities:
   Increase in Other Assets                                             (384,000)           (608,000)
   Acquisitions of Property, Plant and Equipment                      (8,047,000)        (11,498,000)
   Purchase of Business, Net of Cash Acquired                         (4,524,000)                  0
                                                                    ------------        ------------
Net Cash Used in Investing Activities                                (12,955,000)        (12,106,000)
                                                                    ------------        ------------
Financing Activities:
   Increase in Notes Payable                                           9,946,000          11,229,000
   Payments on Long-Term Debt                                            (80,000)            (73,000)
   Payment of Dividends                                                 (700,000)           (743,000)
   Redemption of Common Stock                                            (61,000)            (60,000)
                                                                    ------------        ------------
Net Cash Provided by Financing Activities                              9,105,000          10,353,000
                                                                    ------------        ------------
Net Increase (Decrease) in Cash and Cash Equivalents                   3,564,000            (246,000)
Cash and Cash Equivalents, Beginning of Period                         2,214,000           2,337,000
                                                                    ------------        ------------
Cash and Cash Equivalents, End of Period                               5,778,000           2,091,000
                                                                    ------------        ------------


     See accompanying notes to condensed consolidated financial statements.

                         PART I -- FINANCIAL INFORMATION
                     Item 1. Financial Statements, Continued
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                     February 27, 2000 and February 28, 1999
                                   (Unaudited)



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

      The Corporation's fiscal year ends at the close of operations on the Sunday nearest to May 31. Accordingly, these financial statements reflect activity for the thirty-nine week periods ended February 27, 2000 and February 28, 1999.

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

(2)   SHORT-TERM BORROWINGS

      The Corporation and its subsidiaries maintain short-term unsecured lines of credit with various banks providing credit availability amounting to $85.0 million, of which $49,575,000 was borrowed at February 27, 2000. The average cost of funds during the thirty-nine week period ended February 27, 2000 was 6.36%.

                         PART I -- FINANCIAL INFORMATION
                     Item 1. Financial Statements, Continued
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

(3)   LONG-TERM DEBT

      The long-term debt of the Corporation and its subsidiaries consist of:

                                                                         February 27, 2000    May 30, 1999
                                                                         -----------------    ------------

      8.74% unsecured senior notes payable
         to an insurance company, due
         through 2007                                                        $14,285,000       $14,285,000

      Installment obligation payable to a related
         party, due in equal annual
         installments through 2007 interest at prime rate
         (8.50% at February 28, 1999)                                                  0            74,000

      Other                                                                       71,000                 0
                                                                             -----------       -----------

                                                                              14,356,000        14,359,000

      Less current maturities                                                  1,824,000         1,859,000
                                                                             -----------       -----------

      Net Long-Term Debt                                                      12,532,000       $12,500,000
                                                                             -----------       -----------

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

      The Corporation is in compliance with the restrictive provisions in the agreements as amended or waived as of February 27, 2000.

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


                                          Thirty-Nine Weeks Ended           Thirteen Weeks Ended
                                       February 27      February 28,    February 27    February 28,
                                          2000              1999            2000           1999
                                        ----------       ----------       --------       --------
Revenues:

   Park 100 Foods, Inc.                 $2,028,000       $2,132,000       $599,000       $385,000

Corporate Charges:

   Snyder's of Hanover, Inc.            $  110,000       $  140,000       $ 14,000       $ 47,000

Expenditures:

   Park 100 Foods, Inc.                 $   46,000       $   85,000       $ 16,000       $ 51,000
   ARWCO Corporation                    $   11,000       $   12,000       $  6,000       $  4,000
   Warehime Enterprises, Inc.           $    3,000       $   77,000       $  1,000       $ 64,000
   John A. & Patricia M. Warehime       $   37,000       $   44,000       $  5,000       $ 14,000
   James G. Sturgill                    $   26,000       $   48,000       $  8,000       $ 12,000
   Lippy Brothers, Inc.                 $  675,000       $  956,000       $565,000       $702,000
   Schaier Travel, Inc.                 $    5,000       $        0       $  2,000       $      0

                         PART I -- FINANCIAL INFORMATION
                     Item 1. Financial Statements, Continued
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


The respective February 27, 2000 and May 30, 1999 account balances with related companies are as follows:



                                  February 27, 2000   May 30, 1999
                                  -----------------   ------------
Accounts Receivable:

   Snyder's of Hanover, Inc.           $ 27,000         $ 32,000
   Park 100 Foods, Inc.                $134,000         $210,000

Notes Payable:

   Cyril T. Noel                       $      0         $ 74,000
                                       --------         --------

                         PART I -- FINANCIAL INFORMATION
                     Item 1. Financial Statements, Continued
                    HANOVER FOODS CORPORATION AND SUBSIDIARIES
               Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


(5)   ACQUISITIONS - YORK FOODS, YORK SNACKS, BON TON FOODS

      During the thirteen week period ended February 27, 2000, the Corporation purchased assets and assumed certain liabilities of York Foods, Inc. and its wholly owned subsidiaries, York Snacks Inc. and Bon Ton Foods, Inc. This acquisition was accounted for under the purchase method and was not considered to be material to the Corporations results of operations. The allocation of the purchase prices is as follows:

Accounts receivable                 $ 1,496,000
Inventory                             1,147,000
Prepaid expenses                         82,000
Property, plant and equipment         2,737,000
Intangible assets                     1,981,000
Other assets                             13,000
Accounts payable &
accrued expenses                     (2,855,000)
Debt                                    (77,000)
                                    -----------
   Total purchase price             $ 4,524,000
                                    ===========

                         PART I -- FINANCIAL INFORMATION
                     Item 1. Financial Statements, Continued
                    HANOVER FOODS CORPORATION AND SUBSIDIARIES
               Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


(6)   COMPREHENSIVE INCOME

      Comprehensive income is determined as follows:


                                 Thirty-Nine Weeks Ended             Thirteen Weeks Ended
                                February 27     February 28,      February 27       February 28,
                                  2000             1999              2000              1999
                                ----------       ----------       -----------        ----------

      Net Income                $7,017,000       $6,763,000       $ 1,678,000        $1,885,000

      Other Comprehensive
         Income (Loss):

         Unrealized Gain (Loss)
         on Investments             65,000          224,000          (111,000)           58,000
                                ----------       ----------       -----------        ----------

      Comprehensive Income      $7,082,000       $6,987,000       $ 1,567,000        $1,943,000
                                ----------       ----------       -----------        ----------

                         PART I -- FINANCIAL INFORMATION
                     Item 1. Financial Statements, Continued
                    HANOVER FOODS CORPORATION AND SUBSIDIARIES
               Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)



(7)   RECONCILIATION OF NUMERATOR AND DENOMINATOR FOR BASIC
      AND DILUTED EARNINGS PER SHARE


                                               Thirty-Nine Weeks Ended           Thirteen Weeks Ended
                                             February 27      February 28,     February 27,    February 28
                                                2000             1999             2000             1999
                                             -----------      -----------      -----------     -----------
Numerator for basic earnings per share:

Net earnings applicable to
   common stock                               $6,984,000       $6,730,000       $1,667,000       $1,875,000

Preferred stock dividends                         33,000           33,000           11,000           10,000
                                              ----------       ----------       ----------       ----------

Net earnings assuming dilution                 7,017,000       $6,763,000        1,678,000       $1,885,000
                                              ----------       ----------       ----------       ----------

Denominator:

Basic weighted average shares                    715,236          716,974          714,919          717,086
Effect of dilutive securities                     14,218           14,921           14,218           14,921
                                              ----------       ----------       ----------       ----------

Diluted weighted average shares                  729,454          731,895          729,137          732,007
                                              ----------       ----------       ----------       ----------

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


RESULTS OF OPERATIONS

NET SALES

Consolidated net sales were $223.1 million for the thirty-nine week period ended February 27, 2000. This represents an increase of 5.1% over the thirty-nine week period ended February 28, 1999 consolidated net sales of $212.2 million. Consolidated net sales were $78.9 million for the thirteen week period ended February 27, 2000, an 8.2% increase from consolidated net sales of $72.9 million for the corresponding period in the prior year. The increase was due primarily to increases in the sales of Bickel's Potato Chip Co., (Bickel's) acquired in October 1998, sales from York Foods, Inc., York Snacks, Inc., and Bon Ton Foods, Inc. acquired in January 2000, and increases in Retailed Branded, Food Service and Private Label sales offset by decreased Canned and Frozen Industrial sales.

COST OF GOODS SOLD

Cost of goods sold were $166.7 million, or 74.7% of consolidated net sales, in the thirty-nine week period ended February 27, 2000 and $159.1 million, or 75.0% of consolidated net sales, for the corresponding period in 1999. Cost of goods sold was $59.7 million, or 75.7% of consolidated net sales, for the thirteen week period ended February 27, 2000 as compared to $54.7 million, or 75.0% of consolidated net sales, for the corresponding period in 1999. The decrease in cost of goods sold as a percentage of net sales for the thirty-nine week period ended February 27, 2000 resulted primarily from a reduction in outside frozen storage expense and lower canned commodity prices for dry beans. The increase in the cost of goods as a percentage of net sales for the thirteen week period ended February 27, 2000 resulted primarily from start up costs associated with a major frozen industrial customer acquired during November 1999.

SELLING EXPENSES

Selling expenses were $32.0 million, or 14.4% of consolidated net sales, for the thirty-nine week period ended February 27, 2000 as compared to $30.5 million, or 14.4% of consolidated net sales, during the corresponding period in 1999. Selling expenses were $11.8 million, or 15.0% of consolidated net sales, for the thirteen week period ended February 27, 2000 compared to $10.9 million, or 14.9% of consolidated net sales, during the corresponding period in 1999. The increase in selling expense dollars for both the thirty-nine and thirteen week periods ended February 27, 2000, reflects high retail promotions to support increased retail sales for the period and the increased dollars spent in Bickel's Potato Chip Co. (Bickel's) acquired during October 1998 and York Foods, Inc., York Snacks, Inc., and Bon Ton Foods, Inc. acquired during January 2000.

                         PART I -- FINANCIAL INFORMATION
                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES


ADMINISTRATIVE EXPENSES

Administrative expenses as a percentage of consolidated net sales were 4.0% for the thirty-nine week period ended February 27, 2000 and for corresponding period of 1999. Administrative expenses as a percentage of consolidated net sales were 4.4% for the thirteen week period ended February 27, 2000 compared to 4.2% of consolidated net sales during the corresponding period in 1999. The increase in dollars was attributed to special one time discretionary executive bonuses paid to seven (7) executives of the Company during December 1999 and administrative expenses of York Foods, Inc., York Snacks, Inc., and Bon Ton Foods, Inc. acquired during January 2000.

INTEREST EXPENSE

Interest expense was $3.0 million for the thirty-nine week period ended February 27, 2000 as compared to $2.4 million for the same period in 1999. Interest expense was $1.1 million for the thirteen week period ended February 27, 2000 compared to $867,000 for the same period in 1999. The increases are due to higher average borrowings during the period to cover inventory increases and acquisitions, as well as higher average borrowing rates for the period.

OTHER EXPENSES

Other expenses, net was $779,000 for the thirty-nine week period ended February 27, 2000 as compared to $424,000 for the same period in 1999. Other income, net of $8,000 was generated for the thirteen week period ended February 27, 2000 as compared to $182,000 of other expenses, net for the same period in 1999. The increase in other expenses is primarily due to increased foreign translation loss of $348,000 for the thirty-nine week period ended February 27, 2000. The foreign translation adjustment for the thirteen week period ended February 27, 2000 resulted in income of $137,000.

INCOME TAXES

The provision for federal and state income taxes for the thirty-nine week period ended February 27, 2000 was $4.7 million, or 40.0% of pretax earnings, as compared to $4.6 million, or 40.6% of pretax earnings for the same period in 1999. The provision for income taxes was 40.3% of pretax earnings for the thirteen week period ended February 27, 2000 as compared to 41.3% for the same period in 1999. The decrease in the effective tax rate is due to increased earnings in lower tax rate foreign jurisdictions in the current year period as compared to the prior period.

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

OPERATING ACTIVITIES

Net working capital was $10.7 million and $11.3 million at February 27, 2000 and May 30, 1999 respectively. The current ratios were 1.12 and 1.15 at February 27, 2000 and May 30, 1999 respectively.

Cash provided by operating activities for the thirty-nine week period ended February 27, 2000 was $7.4 million as compared to cash provided by operations of $1.5 million during the same period of 1999. The combination of increased inventory levels and increases in accounts payable and accrued expenses utilized less cash flow in the current period compared to the prior year period.

INVESTING ACTIVITIES

During the thirty-nine week period ended February 27, 2000, the Corporation spent approximately $8.0 million for the purchase of land and plant upgrades and expansions. This compares to $11.5 million spent during the same period last year for capital projects. During the thirteen week period ended February 27, 2000 the Corporation spent approximately $4.5 million (net of cash acquired) for the purchase of assets of York Foods, Inc., York Snacks, Inc., and Bon Ton Foods, Inc. The Corporation also assumed certain liabilities of approximately $2.9 million in connection with this acquisition.

FINANCING ACTIVITIES

The increase in notes payable of approximately $9.9 million during the thirty-nine week period ended February 27, 2000 represents borrowings made against available seasonal lines of credit from financial institutions for use in operations, plant upgrades and expansions, and acquisitions.

The Corporation has available seasonal lines of credit from financial institutions in the amount of $85.0 million, of which $49.6 million was utilized as of February 27, 2000. Additional borrowings are permitted within parameters of existing debt agreements.

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

                           PART II - OTHER INFORMATION
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES


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

ITEM 2.  CHANGES IN SECURITIES -- None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES -- None

                           PART II - OTHER INFORMATION
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -- None

ITEM 5.  OTHER INFORMATION -- None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K -- None

(a)   Exhibits

       S-K Exhibit
       Number           Description of Exhibit

       27               Financial Data Schedule

(b) Reports on Form 8-K.

       No reports on Form 8-K were filed during the quarter ended February 27, 2000.

                                    SIGNATURE



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          HANOVER FOODS CORPORATION


Date:   April 11, 2000                    By:   /s/ Gary T. Knisely
                                                --------------------------------
                                                Gary T. Knisely
                                                Executive Vice President


                                          By:   /s/ Pietro Giraffa
                                                --------------------------------
                                                Pietro Giraffa
                                                Controller