Form 10-K405
period 2000-05-28
HANOVER FOODS CORP /PA/
filed 2000-08-23
CIK 853733

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 For the fiscal year ended May 28, 2000
                                                                 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


For the transition period from                   to

Commission file number      000-17896

                            HANOVER FOODS CORPORATION
             (Exact name of Registrant as specified in its charter)


                 PENNSYLVANIA                                                  23-0670710
(State or other jurisdiction of incorporation or organization)               (IRS Employer I.D. No.)


      P.O. BOX 334, YORK STREET EXTENDED, HANOVER, PENNSYLVANIA                       17331-0334
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


Class A Nonvoting Common Stock                                 None


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.     Yes [X]     No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of August 10, 2000, the estimated aggregate market value of Class B Voting Common Stock held by non-affiliates of the Registrant was $2,268,114. As of August 10, 2000, the estimated aggregate market value of Class A Nonvoting Common Stock held by non-affiliates of the Registrant was $15,156,668. (The exclusion of the market value of shares owned by any person shall not be deemed an admission that such person is an "affiliate" of the Registrant.) There were 426,250 shares of Class B Voting Common Stock outstanding as of August 10, 2000. There were 288,420 shares of Class A Nonvoting Common Stock outstanding as of August 10, 2000.

Documents Incorporated by Reference

The following documents are incorporated by reference:
                  2000 Annual Report to Shareholders - Parts II; IV;
                  Proxy Statement for Annual Meeting of Shareholders to be held September 14, 2000 - Part III.

PART I
ITEM 1.  BUSINESS

Forward Looking Statements

When used in this Annual Report, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "projected," or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Securities litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including but not limited to quarterly fluctuations in operating results, competition, state and federal regulation, environmental consideration and foreign operations. Such factors, which are discussed in the Annual Report, could affect the Corporation's financial performance and could cause the Corporation's actual results for future periods to differ materially from any opinion or statements expressed herein with respect to future periods. As a result, the Corporation wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

OVERVIEW

Hanover Foods Corporation (as used herein the term "Corporation" refers to Hanover Foods Corporation and its consolidated subsidiaries) was incorporated on December 12, 1924 in Harrisburg, Pennsylvania.

In addition, the Corporation has six (6) wholly-owned subsidiaries, Tri-Co. Foods Corp., Consumers Packing Corporation, d/b/a Hanover Foods - Lancaster Division, Spring Glen Fresh Foods, Inc., Hanover Insurance Corporation, Ltd., Nittany Corporation and Bickel's Snack Foods, Inc. Tri-Co. Foods Corp. has two
(2) wholly-owned subsidiaries, Alimentos Congelados Monte Bello, S.A., and Sunwise Corporation.

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

The Corporation is a vertically integrated processor of food products in one industry segment. It is involved in the growing, processing, canning, freezing, freeze-drying, packaging, marketing and distribution of its products under its own trademarks, as well as other branded, customer and private labels. "See Risk Factors - General Risks of the Food Industry."

The Corporation enjoys its strongest retail sales in the mid-Atlantic states and Florida. Introduction of frozen ethnic blends, specialty vegetables, canned pasta, frozen soft pretzels, refrigerated food, canned, frozen mushrooms and snack food products has enabled the Corporation to increase and expand its distribution throughout the eastern seaboard. Distribution in the remainder of the United States is limited to food service, military and industrial customers.

OPERATIONS

The Corporation has operations at ten (10) plants in Pennsylvania, one (1) plant in Delaware, two (2) plants in Guatemala and one (1) plant in California.

PRODUCTS

The Corporation markets its products under the brand names HANOVER, HANOVER FARMS, MYERS, PHILLIPS, GIBBS, SUPERFINE, MARYLAND CHIEF, MITCHELL'S, DUTCH FARMS, SUNWISE, O&C (jarred onions only), SPRING GLEN FRESH FOODS, SUNNYSIDE FOODS, NOTTINGHAM, BICKEL'S, BON TON, YORK SNACKS, CABANA and DRAPER KING COLE. The products sold by the Corporation under these brand names include canned vegetables, beans and pasta as well as frozen vegetables, frozen meat products, food entrees, refrigerated and fresh foods, canned and frozen mushrooms and potato chips. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Year Ended May 28, 2000 Results of Operations Compared to Year Ended May 30, 1999" in the 2000 Annual Report attached hereto as Exhibit 13 (the "Annual Report").

DISTRIBUTION

The Corporation's products are marketed under its brand labels and customer private labels to the consumer for home use and also to the food service trade which includes restaurants, fast food chains, hospitals and schools as well as military and other governmental uses. The Corporation's ten largest customers account for approximately 28% of the Corporation's net sales for the fiscal year ended May 28, 2000 and 22% of accounts receivable as of May 28, 2000. No single customer accounted for more than 10% of net sales for the fiscal years ended May 28, 2000, May 30, 1999, and May 31, 1998. The Corporation's products are distributed directly to its customers and indirectly via independent distributors. Sales activities are conducted via Corporation employed sales personnel and independent sales brokerage firms. The Corporation also manufactures private label food products for other food companies.

COMPETITION

The Corporation markets its food products to the retail and food service sectors in the northeastern, mid-Atlantic, southeastern and midwestern areas of the United States. See "Risk Factors - Competition."

The principal methods of competition within the food processing industry are: price, promotion, advertising, product quality and service.

The Corporation competes with national processors such as Agrilink Foods and Campbell Foods and regional processors such as Bush.

TRADEMARKS

The Corporation has various registered and unregistered trademarks, service marks and licenses which are of material importance to the Corporation's business. The principal trademarks of the Company are: Hanover, Myers, Gibbs, Phillips, Spring Glen, L.K. Bowman, Bickel's, Bon Ton and Cabana.

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

EMPLOYEES

As of May 28, 2000, the Corporation, its divisions and subsidiaries employed approximately 1,843 employees on a full-time and a seasonal basis. Approximately 1,588 employees are employed in the United States and 255 are employed in Guatemala.

A total of 717 production workers at the Hanover, PA, Centre Hall, PA and Clayton, DE plants are members of the United Food and Commercial Workers Union - Locals 1776, 72 and 56, respectively. The Hanover and Centre Hall, PA plants each have their own three (3) year contract beginning January 1, 2000 and ending December 31, 2003. The Clayton, DE plant has its own three (3) year contract beginning January 1, 1998 and ending December 31, 2001. There are no union contracts at any other plants or locations of the Corporation. The Corporation has never had any strikes or labor disputes interfering with its operations. Management considers labor relations to be excellent.

FOREIGN OPERATIONS

The Corporation's wholly-owned subsidiary, Tri-Co. Foods Corp., has two (2) wholly-owned subsidiaries, Alimentos Congelados Monte Bello, S.A., San Jose Pinula, Guatemala and Sunwise Corporation, Lakeland, Florida.

Alimentos Congelados Monte Bello, S.A. procures, processes and ships vegetables produced in Guatemala. Alimentos Congelados Monte Bello, S.A. contracts with approximately 2,400 independent farmers in Guatemala for the growing and harvesting of broccoli, cauliflower, okra and Brussels sprouts. The raw vegetable product purchased by the Corporation is frozen at one of two Corporation plants located in San Jose Pinula, Guatemala and Teculutan, Guatemala.

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

Risks Associated with Foreign Operations

Foreign operations generally involve greater risks than doing business in the United States. Foreign economies differ favorably or unfavorably from the United States' economy in such respects as the level of inflation and debt, which may result in fluctuations in the value of the country's currency and real property. Further, there may be less government regulation in various countries, and difficulty in enforcing legal rights outside the United States. Additionally, in some foreign countries, there is the possibility of expropriation or confiscatory taxation, limitations on the removal of property or other assets, political or social instability or diplomatic developments which could affect the operations and assets of U.S. companies doing business in that country. Some of these are more pronounced in third world countries such as Guatemala. At May 28, 2000, the total assets of the Corporation's foreign operations were approximately $10.6 million.


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

Centre Hall, PA - Frozen vegetable processing, frozen food entree and meat pie manufacturing. Dry and frozen storage.

Lancaster, PA   - Frozen & blanched mushrooms, peppers, onions,
                  zucchini, squash and celery, freeze-dried food and ice manufacture. Dry and frozen storage.

Nottingham, PA  - Canned mushrooms, dry storage.

Ephrata, PA     - Refrigerated, fresh foods and soups manufacture. Dry,
                  refrigerated and frozen storage.

Manheim, PA     - Potato chip manufacturer, dry storage.

Clayton, DE     - Frozen vegetables, breaded and parfried mushrooms, frozen food entrees, meat pies and soup manufacture. Dry and frozen storage.

York, PA
 (3 locations)  - Dry storage & distribution. Corn product manufacturer. Dry storage. Extruded corn product manufacturer. Dry storage.

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

Michael Warehime filed an appeal from the denial of his motion to enjoin the previously Amended and Restated Articles and the Amendment thereto. On December 2, 1998, the Pennsylvania Superior Court, in a two to one decision, held that although John Warehime had acted in good faith and in the best interest of the Corporation in voting for the Amended and Restated Articles as trustee of the Warehime voting trust, Mr. Warehime nevertheless breached his fiduciary duty to the beneficiaries of the Warehime voting trust in so voting. On December 16, 1998, Michael Warehime filed a motion for clarification requesting that the Pennsylvania Superior Court issue an order invalidating the Amended and Restated Articles and that motion was denied in banc. On March 10, 1999, John Warehime and the other directors filed a petition for allowance of appeal with the Pennsylvania Supreme Court.

On November 24, 1999 the Supreme Court of Pennsylvania granted the petition for allowance of appeal and oral argument was held in the Pennsylvania Supreme Court on the issues raised in the appeal and the cross-appeal on May 2, 2000.

Michael Warehime also filed another lawsuit again Arthur S. Schaier, Cyril T. Noel, Clayton J. Rohrbach, Jr., John Warehime and Corporation in August 1999 again requesting that the York County Court of Common Pleas enter an order invalidating the Corporation's Amendment to the Amended and Restated Articles of Incorporation in order to prevent the Series C Preferred Stock from being voted at the September 15, 1999 shareholders meeting. Following oral argument by the parties on September 7, 1999, the York County Court of Common Pleas denied Michael Warehime's request. On September 10, 1999, Michael Warehime asked the York County Court of Common Pleas to stay the Corporation's annual shareholders' vote to prevent the voting of the Class C Preferred Stock. The Court again denied Michael Warehime's request. Michael Warehime sought a stay from the Superior Court which was denied on September 15, 1999. Michael Warehime then filed an appeal with the Superior Court. Oral argument was held before the Superior Court on February 15, 2000.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Information contained under the caption "Market for the Registrant's Common Stock and Related Stockholder Matters" on page 35 of the Corporation's Annual Report to Shareholders for the year ended May 28, 2000 which is attached as
Exhibit 13 and is incorporated herein by reference in response to this item.

ITEM 6. SELECTED FINANCIAL DATA

Information contained under the caption "Financial Highlights Five Year" on page 9 of the Corporation's Annual Report to Shareholders for the year ended May 28, 2000 which is attached as Exhibit 13 and is incorporated herein by reference in response to this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Incorporated by reference from the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Corporation's Annual Report to Shareholders for the year ended May 28, 2000.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Incorporated by reference from the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Corporation's Annual Report to Shareholders for the year ended May 28, 2000 which is attached as Exhibit 13.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements for Hanover Foods Corporation and Subsidiaries are contained on pages 11 through 34 of the Corporation's Annual Report to Shareholders for the year ended May 28, 2000, and quarterly financial data is contained on page 35 of the Corporation's annual report to shareholders for the year ended May 28, 2000 and are incorporated herein by reference in response to this item.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Incorporated by reference from the Corporation's 2000 Proxy Statement for the September 14, 2000 Annual Meeting which was previously filed with SEC on August 14, 2000.

         (b) EXECUTIVE OFFICERS OF THE CORPORATION WHO ARE NOT ALSO DIRECTORS (AS OF AUGUST 10, 2000)


NAME, AGE, AND TERM                                 PRINCIPAL OCCUPATION DURING
    OF OFFICE                                            PAST FIVE (5) YEARS
   -------------------                                   -------------------

GARY T. KNISELY, ESQUIRE                        Executive Vice President - 1995-Present;
Executive Vice President & Secretary            Vice President - Administration - 1989-1995;
1995-Present                                    Counsel-1987-Present; Secretary-1987-
Age: 51                                         Present.  Mr. Knisely also acts as Chief
                                                Financial Officer of the Corporation
                                                (January 1996 - Present).

PEITRO D. GIRAFFA, JR.                          Vice President-Controller-1996-Present;
Vice President-Controller                       Controller-1984-1996.  Mr. Giraffa also acts as
1984-Present                                    Chief Accounting Officer of the Corporation
Age: 54                                         (1996-Present).

ALAN T. YOUNG                                   Senior Vice President - Purchasing &
Senior Vice President                           Transportation
-Purchasing & Transportation                    July 28, 2000 - Present
1996 - Present                                  Vice President-Transportation-1996-Present;
Age: 57                                         Vice President-Operations-1991-1996;
                                                Director of Corporate
                                                Logistics-1990-1991;
                                                Manager of Corporate
                                                Systems-1986-1990.


EDWARD L. BOECKEL, JR.                          Treasurer-July 1997-Present; Banking &
Treasurer                                       Insurance Manager-1995-1997; Vice
1997-Present                                    President CoreStates Bank-1992-1995.
Age: 49


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

         Based solely on its review of copies of such forms received by it, the Corporation believes that during the Corporation's fiscal year ended May 28, 2000, all filing requirements applicable to its directors and officers were complied with in a timely fashion.

ITEM 11.          EXECUTIVE COMPENSATION

Incorporated by reference from the Corporation's 2000 Proxy Statement for the September 14, 2000 Annual Meeting which was previously filed with SEC on August 14, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND CERTAIN SECURITY HOLDERS

Incorporated by reference from the Corporation's 2000 Proxy Statement for the September 14, 2000 Annual Meeting which was previously filed with SEC on August 14, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference from the Corporation's 2000 Proxy Statement for the September 14, 2000 Annual Meeting which was previously filed with SEC on August 14, 2000.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      1.       Financial Statements:

                  Hanover Foods Corporation and Subsidiaries

                      The following financial statements of Hanover Foods Corporation and Subsidiaries are incorporated herein by reference to the Corporation's Annual Report to Shareholders for the year ended May 28, 2000.

                      Independent Auditors' Report

                      Consolidated Statements of Earnings for the Years Ended May 28, 2000, May 30, 1999,and May 31, 1998.

                      Consolidated Balance Sheets for the Years Ended May 28, 2000, and May 30, 1999.

                      Consolidated Statements of Comprehensive Income for the Years Ended May 28, 2000, May 30, 1999, and May 31, 1998.

                      Consolidated Statements of Cash Flows for the Years Ended May 28, 2000, May 30, 1999, and May 31, 1998.

                      Consolidated Statements of Stockholders' Equity for the Years Ended May 28, 2000, May 30, 1999, and May 31 1998.

                      Notes to Consolidated Financial Statements for the Years Ended May 28, 2000 and May 30, 1999.

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


                  Number                Description
                  ------                -----------


                  3(a) Registrant's Amended and Restated Articles of Incorporation is incorporated by reference to the Form 10-K filed on September 1, 1998, wherein such Exhibit is designated as 3(a).


                  3(b) Amendment No. 1 to Registrant's Amended and Restated Articles of Incorporation is incorporated by reference to the Form 10-K filed on September 1, 1998, wherein such Exhibit is designated as 3(b).

                  3(c) Registrant's Amended and Restated By-laws enacted January 15, 1999 are incorporated by reference to the Form 10-K filed on August 30, 1999, wherein such Exhibit is designated as 3 (c).


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
                                        Insurance Corporation (the "Note
                                        Agreement") is incorporated by reference to the Form 10-K filed on August 30, 1999, wherein such Exhibit is designated as 4(e).

                  Number                Description
                  ------                -----------
                  4(f)                  March 15, 1999 Fourth Amendment to
                                        December 1, 1991 Note Agreement between
                                        the Corporation and Allstate Life
                                        Insurance Corporation (the "Note
                                        Agreement") is incorporated by reference to the Form 10-K filed on August 30, 1999, wherein such Exhibit is designated as 4(f).

                  4(g) July 26, 1999 waiver to covenants in the December 1, 1991 Note Agreement between the Corporation and Allstate Life Insurance Corporation (the "Note Agreement") is incorporated by reference to the Form 10-K filed on August 30, 1999, wherein such Exhibit is designated as 4(g).

                  4 (h) July 28, 2000 waiver to covenants in the December 1991 Note Agreement between the Corporation and Allstate Life Insurance Corporation (the "Note Agreement") is attached as Exhibit 4 (h).


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

                  Number                Description
                  ------                -----------
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

                  Number                Description
                  ------                -----------
                  10(p)                 April 22, 1997 John R. Miller, Jr.
                                        Voting Agreement is incorporated herein
                                        by reference to the Form 10-K filed on
                                        August 27, 1997, wherein such Exhibit is designated as 10(p). *


                  10(q) April 1, 2000 Amendment No. 3 to June 12, 1995 Employment Agreement between Hanover Foods Corporation and John A. Warehime is attached as Exhibit 10 (q).
                                        *


                  10 (r) April 1, 2000 Amendment No. 1 to January 23, 1997 Employment Agreement between Hanover Foods Corporation and Gary T. Knisely is attached as Exhibit 10 (r). *



                  10(s) Annual Top Management Cash Bonus Program is attached as Exhibit 10(s). *


                  13                    2000 Annual Report to Shareholders.

                  21                    Subsidiaries of the Registrant.


                  27                    Financial Data Schedule.


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


DATE:   AUGUST 23, 2000.

                                   HANOVER FOODS CORPORATION


                                   By: /s/ John A. Warehime
                                           JOHN A. WAREHIME
                                           Chairman, President and
                                           Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of Hanover Foods Corporation and in the capacity and on the date indicated.


DATE:   AUGUST 23, 2000
By: /s/ John A. Warehime                       By: /s/ Clayton J. Rohrbach, Jr.
   ---------------------                          -----------------------------
        John A. Warehime                               Clayton J. Rohrbach, Jr.
        Chairman,  President,                          Director
        Chief Executive Officer
        and Director

By: /s/ Gary T. Knisely                        By: /s/ James G. Sturgill
   --------------------                           -----------------------
        Gary T. Knisely                                James G. Sturgill
        Executive Vice President                       Director
        (Chief Financial Officer)

By: /s/ Pietro D. Giraffa, Jr.                 By: /s/ James A. Washburn
   --------------------------                  -----------------------
        Pietro D. Giraffa, Jr.                         James A. Washburn
        Vice President - Controller                    Director
        (Chief Accounting Officer)

By: /s/ Arthur S. Schaier                       By: /s/ Cyril T. Noel
   ------------------------                       --------------------
        Arthur S. Schaier                               Cyril T. Noel
        Director                                        Director

By: /s/ T. Edward Lippy
   ------------------------
        T. Edward Lippy
        Director

                            HANOVER FOODS CORPORATION
                                  EXHIBIT INDEX

Number                         Description
------                         -----------
3(a)                           Registrant's Amended and Restated Articles of
                               Incorporation are incorporated herein by reference to the Form 10-K filed August 27, 1997, wherein such Exhibit is designated 3(a).

3(b) Amendment No. 1 to Registrant's Amended and Restated Articles of Incorporation is incorporated herein by reference to the Form 10-K filed August 27, 1997, wherein such Exhibit is designated 3(b).

3(c) Registrant's Amended and Restated By-laws enacted January 15, 1999 are incorporated by reference to the Form 10-K filed August 30, 1999, wherein such
                               Exhibit is designated 3(c).


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


4(e) August 1, 1997 Third Amendment to December 1, 1991 Note Agreement between the Corporation and Allstate Life Insurance Corporation (the "Note Agreement") is incorporated by reference to the Form 10-K filed August 30, 1999, wherein such
                               Exhibit is designated 4(e).

Number                         Description
------                         -----------
4(f)                           March 15, 1999 Fourth Amendment to December 1,
                               1991 Note Agreement between the Corporation and
                               Allstate Life Insurance Corporation (the "Note
                               Agreement") is incorporated by reference to the Form 10-K filed August 30, 1999, wherein such
                               Exhibit is designated 4(f).



4(g) July 26, 1999 waiver to covenants in the December 1, 1991 Note Agreement between the Corporation and Allstate Life Insurance Corporation (the "Note Agreement") is incorporated by reference to the Form 10-K filed August 30, 1999, wherein such
                               Exhibit is designated 4(g).

4(h) July 28, 2000 waiver to covenants in the December 1, 1991 Note Agreement between the Corporation and Allstate Life Insurance Corporation (the "Note Agreement") is attached as Exhibit 4 (h).

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

Number                         Description
------                         -----------
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

Number                         Description
------                         -----------
10 (q)                         April 1, 2000 Amendment No. 3 to June 12, 1995
                               Employment Agreement between Hanover Foods
                               Corporation and John A. Warehime is attached as
                               Exhibit 10 (q). *

10 (r) April 1, 2000 Amendment No. 1 to January 23, 1997 Employment Agreement between Hanover Foods Corporation and Gary T. Knisely is attached as
                               Exhibit 10 (r). *

10(s) Annual Top Management Cash Bonus Program is attached as Exhibit 10(s). *


11 Computation of Earnings Per Share is incorporated by reference from Note 11 entitled Reconciliation of Numerator and Denominator for Basic and Diluted Earnings per Share in the Corporation's Annual Report to Shareholders for the year ended May 30, 1999

13                             2000 Annual Report to Shareholders

21                             Subsidiaries of the Registrant.



27                             Financial Data Schedule.

    *  Management contract or compensatory plan or arrangement.