Form 10-Q
period 2000-08-27
HANOVER FOODS CORP /PA/
filed 2000-10-11
CIK 853733

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended August 27, 2000

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

Indicate the number of shares outstanding of issuer's classes of common stock as of the latest practicable date.

                Class                       Outstanding at August 27, 2000
                -----                       ------------------------------

   Class A Common Stock, $25 par value              288,420 shares

   Class B Common Stock, $25 par value              426,250 shares

                   HANOVER FOODS CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q

                  For the Thirteen Weeks Ended August 27, 2000


Index                                                                                             Page

Part I -- Financial Information

     Item 1 -- Financial Statements:

         Condensed Consolidated Balance Sheets
           August 27, 2000 (Unaudited) and May 28 2000..............................................3

         Condensed Consolidated Statements of Operations (Unaudited)
           Thirteen Weeks Ended August 27, 2000
           and August 29, 1999......................................................................5

         Condensed Consolidated Statements of Stockholders'
           Equity, (Unaudited) Periods Ended August 27, 2000
           and May 28, 2000.........................................................................6

         Condensed Consolidated Statements of Cash Flows
           (Unaudited), Thirteen Weeks Ended August 27, 2000
           and August 29, 1999......................................................................7

         Notes to Condensed Consolidated Financial Statements
           (Unaudited)..............................................................................8

     Item 2 -- Management's Discussion and Analysis of Financial
            Condition and Results of Operations....................................................17
Part II -- Other Information.......................................................................21

     Item 1-- Legal Proceedings....................................................................21
     Items 2-3-- None..............................................................................24

     Item 4-- Submission of Matters to a Vote of Security Holders..................................24
     Item 5-- None.................................................................................24
     Item 6-- Exhibits and Reports on Form 8-K.....................................................24

                         PART I -- FINANCIAL INFORMATION
                          Item 1. Financial Statements
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets

--------------------------------------------------------------------------------------------------------------
                                                                      August 27, 2000             May 28, 2000
ASSETS                                                                 (Unaudited)
--------------------------------------------------------------------------------------------------------------
Current Assets:
     Cash and Cash Equivalents                                          $  3,079,000              $  6,978,000
     Accounts and Notes Receivable, Net                                   24,656,000                28,382,000
     Accounts Receivable from Related Parties, Net                           165,000                   129,000
     Inventories
        Finished Goods                                                    60,446,000                44,777,000
        Raw Materials and Supplies                                        13,249,000                14,415,000
     Prepaid Expenses                                                      1,968,000                 1,563,000
     Deferred Income Taxes                                                   917,000                   812,000
--------------------------------------------------------------------------------------------------------------

Total Current Assets                                                     104,480,000                97,056,000
--------------------------------------------------------------------------------------------------------------

Property, Plant and Equipment, at Cost:
     Land and Buildings                                                   49,206,000                47,438,000
     Machinery and Equipment                                             109,206,000               106,691,000
     Leasehold Improvements                                                  535,000                   531,000
--------------------------------------------------------------------------------------------------------------
                                                                         158,947,000               154,660,000
     Less Accumulated Depreciation and
       Amortization                                                       86,510,000                84,697,000
--------------------------------------------------------------------------------------------------------------
                                                                          72,437,000                69,963,000
     Construction in Progress                                                844,000                 3,521,000
--------------------------------------------------------------------------------------------------------------

Total Property, Plant and Equipment                                       73,281,000                73,484,000
--------------------------------------------------------------------------------------------------------------
Other Assets:
     Intangible Assets, Net                                                3,942,000                 4,013,000
     Other Assets                                                          5,263,000                 4,959,000
--------------------------------------------------------------------------------------------------------------
Total Assets                                                            $186,966,000              $179,512,000
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


---------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY                                  August 27, 2000             May 28, 2000
                                                                        (Unaudited)
---------------------------------------------------------------------------------------------------------------
Current Liabilities:
     Notes Payable - Banks                                             $  54,472,000             $  52,380,000
     Accounts Payable                                                     27,025,000                26,533,000
     Accrued Expenses                                                     11,294,000                 7,696,000
     Current Maturities of Long-Term Debt                                  1,815,000                 1,821,000
     Income Taxes Payable                                                    365,000                 1,060,000
---------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                 94,971,000                89,490,000
---------------------------------------------------------------------------------------------------------------
Long-Term Debt, Less Current Maturities                                   10,737,000                10,741,000
Other Liabilities                                                          2,942,000                 2,799,000
Deferred Income Taxes                                                      4,778,000                 4,170,000
---------------------------------------------------------------------------------------------------------------
Total Liabilities                                                        113,428,000               107,200,000
---------------------------------------------------------------------------------------------------------------
Stockholders' Equity:
     Series A & B cumulative convertible preferred, $25 par value;
         issuable in series, 120,000 shares authorized;
         31,256 shares issued, 14,764 shares outstanding                     781,000                   781,000
     Series C cumulative convertible preferred, $25 par value;
         10,000 shares authorized; 10,000 shares issued
         and outstanding                                                     250,000                   250,000
     Common stock, Class A, non-voting, $25 par value;
         800,000 shares authorized, 349,282 shares issued,
         288,420 shares at May 28, 2000 and August 27, 2000
         outstanding                                                       8,731,000                 8,731,000
     Common stock, Class B, voting, $25 par value;
         880,000 shares authorized, 493,123 shares issued,
         426,250 shares at May 28, 2000 and August 27, 2000
         outstanding                                                      12,328,000                12,328,000
     Capital Paid in Excess of Par Value                                   2,148,000                 2,148,000
     Retained Earnings                                                    56,522,000                55,478,000
     Treasury Stock, at Cost                                             (8,134,000)               (8,134,000)
     Accumulated Other Comprehensive Income                                  912,000                   730,000
---------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                73,538,000                72,312,000
---------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                              $186,966,000              $179,512,000
---------------------------------------------------------------------------------------------------------------

     See accompanying notes to condensed consolidated financial statements.

                         PART I -- FINANCIAL INFORMATION
                     Item 1. Financial Statements, Continued
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
           Condensed Consolidated Statements of Operations - Unaudited

-----------------------------------------------------------------------------------------------
                                                         THIRTEEN WEEKS ENDED
                                        August 27, 2000                        August 29, 1999
-----------------------------------------------------------------------------------------------
Net Sales                                   $65,034,000                            $61,621,000
Cost of Goods Sold                           49,185,000                             45,751,000
-----------------------------------------------------------------------------------------------
Gross Profit                                 15,849,000                             15,870,000

Selling Expenses                              9,559,000                              8,511,000
Administrative Expenses                       2,889,000                              2,918,000
-----------------------------------------------------------------------------------------------
Operating Profit                              3,401,000                              4,441,000

Interest Expense                              1,131,000                                821,000

Other Expenses, Net                             236,000                                654,000
-----------------------------------------------------------------------------------------------
Earnings Before Income Taxes                  2,034,000                              2,966,000

Income Taxes                                    783,000                              1,206,000
-----------------------------------------------------------------------------------------------
Net Earnings                                  1,251,000                              1,760,000
Dividends on Preferred Stock                     10,000                                 12,000
-----------------------------------------------------------------------------------------------
Net Earnings Applicable to
     Common Stock                             1,241,000                              1,748,000
-----------------------------------------------------------------------------------------------
Earnings Per Share:
     Net Earnings Per Common
         Share - Basic                             1.74                                   2.44
     Net Earnings Per Common
         Share - Diluted                           1.72                                   2.41
Dividends per Share, Common                       0.275                                  0.275
Basic Weighted Average Shares                   714,670                                715,565
Diluted Weighted Average Shares                 728,349                                729,783
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


------------------------------------------------------------------------------------------------------------------------------------
                                                    Cumulative            Cumulative
                                                    Convertible           Convertible
                                     Total        Preferred Stock       Preferred Stock      Common Stock         Common Stock
                                 Stockholders'      Series A & B            Series C            Class A              Class B
                                     Equity       Shares     Amount     Shares   Amount     Shares    Amount     Shares    Amount
------------------------------------------------------------------------------------------------------------------------------------
Balance, May 28, 2000              $72,312,000    31,256    $781,000   10,000   $250,000   349,282  $8,731,000  493,123  $12,328,000

Net Earnings for the Period          1,251,000

Cash Dividends Per Share:

     Preferred Stock                   (10,000)
     Common Stock                     (197,000)

Other Comprehensive Income             182,000
------------------------------------------------------------------------------------------------------------------------------------

Balance, August 27, 2000           $73,538,000    31,256    $781,000   10,000   $250,000   349,282  $8,731,000  493,123  $12,328,000
------------------------------------------------------------------------------------------------------------------------------------



------------------------------------------------------------------------------------------------------------------
                                    Capital
                                    Paid In                                                         Accumulated
                                    Excess                             Treasury Stock                  Other
                                     Of Par       Retained                                         Comprehensive
                                     Value        Earnings           Shares         Amount            Income
------------------------------------------------------------------------------------------------------------------
Balance, May 28, 2000              $2,148,000   $55,478,000        144,227         $(8,134,000)       $730,000

Net Earnings for the Period                       1,251,000

Cash Dividends Per Share:

     Preferred Stock                                (10,000)
     Common Stock                                  (197,000)

Other Comprehensive Income                                                                             182,000
--------------------------------------------------------------------------------------------------------------

Balance, August 27, 2000           $2,148,000   $56,522,000        144,227         $(8,134,000)       $912,000
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

----------------------------------------------------------------------------------------------------------------
                                                                                  Thirteen Weeks Ended
                                                                          August 27, 2000       August 29, 1999
----------------------------------------------------------------------------------------------------------------
Increase (Decrease) in Cash and Cash Equivalents
Operating Activities:
     Net Earnings                                                          $   1,251,000         $   1,760,000
     Adjustments to Reconcile Net Earnings to Net
         Cash Provided by Operating Activities:
              Depreciation and Amortization                                    1,884,000             1,736,000
              Deferred Income Taxes                                              503,000               329,000
     Changes in Assets and Liabilities:
              Accounts Receivable                                              3,690,000             4,469,000
              Inventories                                                   (14,503,000)          (12,375,000)
              Prepaid Expenses                                                 (405,000)             (695,000)
              Accounts Payable and Accrued Expenses                            4,090,000             8,613,000
              Income Taxes Payable                                             (695,000)             (397,000)
              Other Liabilities                                                  143,000               159,000
----------------------------------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Operating Activities                          (4,042,000)             3,599,000
----------------------------------------------------------------------------------------------------------------
Investing Activities:
     Increase in Other Assets                                                  (122,000)             (625,000)
     Acquisitions of Property, Plant and Equipment                           (1,610,000)           (3,435,000)
----------------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                                        (1,732,000)           (4,060,000)
----------------------------------------------------------------------------------------------------------------
Financing Activities:
     Increase in Notes Payable                                                 2,092,000             3,664,000
     Payments on Long-Term Debt                                                 (10,000)                   -0-
     Payment of Dividends                                                      (207,000)             (287,000)
     Redemption of Common Stock                                                      -0-              (20,000)
----------------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                                      1,875,000             3,357,000
----------------------------------------------------------------------------------------------------------------
Net Increase(decrease) in Cash and Cash Equivalents                          (3,899,000)             2,896,000
Cash and Cash Equivalents, Beginning of Period                                 6,978,000             2,214,000
----------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents, End of Period                                   $   3,079,000         $   5,110,000
----------------------------------------------------------------------------------------------------------------

     See accompanying notes to condensed consolidated financial statements.

                         PART I -- FINANCIAL INFORMATION
                     Item 1. Financial Statements, Continued
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                       August 27, 2000 and August 29, 1999
                                   (Unaudited)

-------------------------------------------------------------------------------

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

         The Corporation's fiscal year ends at the close of operations on the Sunday nearest to May 31. Accordingly, these financial statements reflect activity for the thirteen week periods ended August 27, 2000 and August 29, 1999.

         These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Form 10-K for the Corporation's fiscal year ended May 28, 2000.

         The condensed consolidated financial statements included herein reflect all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary to present a fair statement of the results of the interim period.

         The results for the interim periods are not necessarily indicative of trends or results to be expected for a full fiscal year.

(2)      SHORT-TERM BORROWINGS

         The Corporation and its subsidiaries maintain short-term unsecured lines of credit with various banks providing credit availability amounting to $85.0 million, of which $54,472,000 was borrowed at August 27, 2000. The average cost of funds during the period ended August 27, 2000 was 7.03%.

                         PART I -- FINANCIAL INFORMATION
                     Item 1. Financial Statements, Continued
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

-------------------------------------------------------------------------------
(3)      LONG-TERM DEBT

         The long-term debt of the Corporation and its subsidiaries consist of:

                                                                         August 27, 2000          May 28, 2000
---------------------------------------------------------------------------------------------------------------
         8.74% unsecured senior notes payable
              to an insurance company, due
              through 2007                                                   $12,500,000           $12,500,000

              Other                                                               52,000                62,000
---------------------------------------------------------------------------------------------------------------
                                                                              12,552,000            12,562,000

         Less current maturities                                               1,815,000             1,821,000

---------------------------------------------------------------------------------------------------------------
         Net Long-Term Debt                                                  $10,737,000           $10,741,000
---------------------------------------------------------------------------------------------------------------

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

         The Corporation is in compliance with the restrictive provisions in the agreements as amended or waived as of August 27, 2000.

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


                                                   Thirteen Weeks Ended

                                             August 27, 2000     August 29, 1999
--------------------------------------------------------------------------------

REVENUES:

Park 100 Foods, Inc.                             $444,000           $ 736,000

CORPORATE CHARGES:

     Snyder's of Hanover, Inc.                   $      0           $  32,000

EXPENDITURES:

     ARWCO Corporation                           $  1,000           $   4,000
     Warehime Enterprises, Inc.                  $  1,000           $   1,000
     John A. & Patricia M. Warehime              $ 15,000           $  18,000
     James G. Sturgill                           $  6,000           $  11,000
     Lippy Brothers, Inc.                        $234,000           $       0
     Schaier Travel, Inc.                        $  2,000           $   2,000
-------------------------------------------------------------------------------

                         PART I -- FINANCIAL INFORMATION
                     Item 1. Financial Statements, Continued
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


--------------------------------------------------------------------------------
The respective August 27, 2000 and May 28, 2000 account balances with related companies are as follows:


                                    August 27, 2000      May 28, 2000
-------------------------------------------------------------------------
ACCOUNTS RECEIVABLE:

     Snyder's of Hanover, Inc.         $      0             $26,000
     Park 100 Foods, Inc.              $165,000             $96,000
     Lippy Brothers, Inc.              $      0             $ 7,000

-------------------------------------------------------------------------

                         PART I -- FINANCIAL INFORMATION
                     Item 1. Financial Statements, Continued
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


--------------------------------------------------------------------------------

(5)      COMPREHENSIVE INCOME

         Comprehensive income is determined as follows:

                                                                               13 Weeks Ended
                                                            August 27, 2000                       August 29, 1999
         Net Income                                              $1,251,000                           $1,760,000

         Other Comprehensive Income
         Unrealized Gain on Investments                            $182,000                           $   33,000
                                                                 ----------                           ----------

         Comprehensive Income                                    $1,433,000                           $1,793,000
                                                                 ----------                           ----------

(6)      RECONCILIATION OF NUMERATOR AND DENOMINATOR FOR BASIC
         AND DILUTED EARNINGS PER SHARE

                                                                               13 Weeks Ended
                                                            August 27, 2000                      August 29, 1999
Numerator for basic earnings per share:
Net earnings applicable to
     common stock                                                $1,241,000                           $1,748,000

Preferred stock dividends                                            10,000                               12,000
                                                                 ----------                           ----------
Net earnings assuming dilution                                    1,251,000                            1,760,000
                                                                 ----------                           ----------
Denominator:
Basic weighted average shares                                       714,670                              715,565

Effect of dilutive securities                                        13,679                               14,218
                                                                 ----------                           ----------
Diluted weighted average shares                                     728,349                              729,783


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

         On September 12, 2000, in the matter, Michael A. Warehime v. Arthur Schaier, Cyril T. Noel, Clayton T. Rohrbach, Jr., John A. Warehime and Hanover Foods Corporation, (Civil No. 99-SU-03860-07), the Superior Court of Pennsylvania stated, in a Memorandum decision, that the June 25, 1997 shareholder vote, which adopted the Amended and Restated Articles of Incorporation of the Company should be set aside, and remanded the case to the Court of Common Pleas of York County to determine what further relief would be appropriate. It is anticipated that reconsideration or a stay of the decision by the Pennsylvania Superior Court will be sought; and if the Pennsylvania Superior Court decision is not reconsidered or stayed, the decision will be appealed to the Pennsylvania Supreme Court, which is currently considering a related issue.

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


FORWARD LOOKING STATEMENTS

When used in this Annual Report, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "projected", or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including but not limited to quarterly fluctuations in operating results, competition, state and federal regulation, environmental considerations, and foreign operations. Such factors, which are discussed in the Form 10-Q, could affect the Company's financial performance and could cause the Company's actual result for future periods to differ materially from any opinion or statements expressed herein with respect to future periods. As a result, the Company wishes to caution readers not to place undue reliance on any such forward looking statements, which speak only as of the date made.

The following comments should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the Corporation's Annual Report on Form 10-K for the fiscal year ended May 28, 2000.


GENERAL

Prices for processed food tend to rise with overall inflation and not in line with prices of raw farm products. Generally, price surges in farm products due to supply shocks and crop problems are not passed on to consumers dollar for dollar. Management believes consumers often switch from one food product that has risen to another which has not changed in price. As a result, food processors tend to absorb raw farm product price increases to remain competitive. However, when raw farm product prices drop, food processors try to retain some of the savings. The Corporation does not expect the overall number of pounds of product consumed to significantly increase over the next several years. Generally, the Corporation expects sales growth by processors beyond expected inflation rates and population growth will come at the expense of and loss of market share by another processor. Sales growth can increase internationally and through promotions to increase consumption through the introduction of new or improved food products.


RESULTS OF OPERATIONS
NET SALES

Consolidated net sales were $65.0 million for the thirteen week period ended August 27, 2000.This represents an increase of 5.5% over the thirteen week period ended August 29, 1999 consolidated net sales of $61.6 million. The increase of $3.4 million was primarily due to increases in sales of York Foods, Inc., York Snacks, Inc., and Bon Ton Foods, Inc. acquired in January 2000 and increases in frozen industrial sales. These increases were partially offset by

                         PART I -- FINANCIAL INFORMATION
                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES


decreases in canned and frozen Branded Retail Sales, decreases in Private Label Sales and decreases in Canned Mushroom Sales.


COST OF GOODS SOLD

Cost of goods sold were $49.2 million, or 75.6% of consolidated net sales in the thirteen week period ended August 27, 2000 and $45.8 million or 74.2% of consolidated net sales for the corresponding period in 1999. The increase in cost of goods sold as a percentage of net sales resulted primarily from a reduction in higher margin Premium Branded Retail Sales. Also, decreased Canned Mushroom and Private Label Sales as well as increased frozen storage expense due to increased frozen inventory levels contributed to lower margins. These sales decreases were offset by increases in lower margin Snack Food Sales and Frozen Industrial Sales.


SELLING EXPENSES

Selling expenses were $9.6 million, or 14.7% of consolidated net sales for the thirteen week period ended August 27, 2000 as compared to $8.5 million or 13.8% of consolidated net sales for the corresponding period in 1999. The increase in selling expense primarily reflects increases at York Foods, Inc., York Snacks, Inc., and Bon Ton Foods, Inc. acquired in January 2000.


ADMINISTRATIVE EXPENSES

Administrative expenses as a percentage of consolidated net sales were 4.4% for the thirteen week period ended August 27, 2000 and 4.7% for the corresponding period of 1999. Consolidation of administration functions among all divisions contributed to the decrease in these expenses.


INTEREST EXPENSE

Interest expense was $1,131,000 for the thirteen week period ended August 27, 2000 as compared to $821,000 for the same period in 1999. The increase in interest is mainly due to higher average borrowings, as well as higher average cost of funds, during the current period.


OTHER EXPENSES

Other expenses were $236,000 for the thirteen week period ended August 27, 2000 as compared to $654,000 for the same period in 1999. The decrease in other expenses is primarily due to a decreased foreign translation adjustment compared to the prior year period.

                         PART I -- FINANCIAL INFORMATION
                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES


INCOME TAXES

The provision for corporate federal and state income taxes for the thirteen week period ended August 27, 2000 was $783,000, or 38.5% of pretax earnings, as compared to $1.2 million, or 40.7% of pre-tax earnings for the same period in 1999. The decrease in the effective tax rate is primarily due to increased earnings, that were not subject to income taxes, in foreign jurisdictions in the current year period as compared to the prior period.


LIQUIDITY AND CAPITAL RESOURCES

Management's discussion of the Corporation's financial condition should be read in conjunction with the condensed consolidated statements of cash flows appearing on page 7 of this report.


OPERATING ACTIVITIES
Net working capital was $9.5 million at August 27, 2000 and $7.6 million at May 28, 2000. The current ratios were 1.10 and 1.08 on August 27, 2000 and May 28, 2000, respectively.

Cash used in operating activities for the thirteen week period ended August 27, 2000 was a $4.0 million as compared to cash provided by operating activities of $3.6 million during the same period of 1999. The combination of decreased accounts receivable, increased accounts payable and accrued expenses offset by increased inventory levels utilized more cash flow in the thirteen week period ended August 27, 2000 compared to the prior year period.


INVESTING ACTIVITIES
During the thirteen week period ended August 27, 2000, the Corporation spent approximately $1.6 million for the purchase of land and plant upgrades and expansions. This compares to $3.4 million spent during the same period last year for capital projects.


FINANCING ACTIVITIES
The increase in note payable of approximately $2.1 million during the thirteen week period ended August 27, 2000 represents borrowings made against available seasonal lines of credit from financial institutions for use in operations and plant upgrades and expansions.

The Corporation has available seasonal lines of credit from financial institutions in the amount of $85.0 million, of which $54.5 million was utilized as of August 27, 2000. Additional borrowing is permitted within prescribed parameters in existing debt agreements, which contain certain performance covenants.

The Company believes that it has sufficient working capital and availability from seasonal lines of credit to meet its cash flow needs.

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

                           PART II - OTHER INFORMATION
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES

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

On September 12, 2000, in the matter, Michael A. Warehime v. Arthur Schaier, Cyril T. Noel, Clayton T. Rohrbach, Jr., John A. Warehime and Hanover Foods Corporation, (Civil No. 99-SU-03860-07), the Superior Court of Pennsylvania stated, in a Memorandum decision, that the June 25, 1997 shareholder vote, which adopted the Amended and Restated Articles of Incorporation of the Company should be set aside, and remanded the case to the Court of Common Pleas of York County to determine what further relief would be appropriate. It is anticipated that reconsideration or a stay of the decision by the Pennsylvania Superior Court will be sought; and if the Pennsylvania Superior Court decision is not reconsidered or stayed, the decision will be appealed to the Pennsylvania Supreme Court, which is currently considering a related issue.

The Corporation is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Corporation's consolidated financial position, results of operations or liquidity.

ITEM 2. CHANGES IN SECURITIES -- None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES -- None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -- None
ITEM 5. OTHER INFORMATION -- None
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K -- None

   (a) Exhibits
        S-K Exhibit
         Number              Description of Exhibit
         ------              ----------------------
          27                 Financial Data Schedule

   (b) Reports on Form 8-K.

        No reports on Form 8-K were filed during the quarter ended August 27, 2000.

                                    SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            HANOVER FOODS CORPORATION


Date:  October 10, 2000                     By: /s/ Gary T. Knisely
                                               ---------------------------------
                                               Gary T. Knisely
                                               Executive Vice President


                                            By: /s/ Pietro Giraffa
                                               ---------------------------------
                                               Pietro Giraffa
                                               Controller