Form 10-Q
period 2000-11-26
HANOVER FOODS CORP /PA/
filed 2001-01-10
CIK 853733

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended November 26, 2000

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

Indicate the number of shares outstanding of issuer's classes of common stock as of the latest practicable date.

                  Class                     Outstanding at November 26, 2000
                  -----                     --------------------------------

Class A Common Stock, $25 par value                    288,247 shares
Class B Common Stock, $25 par value                    426,250 shares

                   HANOVER FOODS CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q

                For the Twenty Six Weeks Ended November 26, 2000


Index                                                                                            Page
Part I -- Financial Information

     Item 1 -- Financial Statements:

         Condensed Consolidated Balance Sheets
           November 26, 2000 (Unaudited) and May 28, 2000...........................................3

         Condensed Consolidated Statements of Operations (Unaudited)
           Twenty Six Weeks Ended and Thirteen Weeks Ended
           November 26, 2000 and November 28, 1999..................................................5

         Condensed Consolidated Statements of Stockholders'
           Equity, (Unaudited) Periods Ended November 26, 2000
           and May 28, 2000.........................................................................6

         Condensed Consolidated Statements of Cash Flows
           (Unaudited), Twenty Six Weeks Ended November 26, 2000
           and November 28, 1999....................................................................7

         Notes to Condensed Consolidated Financial Statements
           (Unaudited)..............................................................................8

     Item 2 -- Management's Discussion and Analysis of Financial

            Condition and Results of Operations....................................................17

Part II -- Other Information.......................................................................21

     Item 1       -- Legal Proceedings.............................................................21
     Items 2-5    -- None..........................................................................21
     Item 6       -- Exhibits and Reports on Form 8-K..............................................21

                         PART I -- FINANCIAL INFORMATION
                          Item 1. Financial Statements
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets

------------------------------------------------------------------------------------------
                                                       November 26, 2000         May 28,
                                                           (Unaudited)             2000
ASSETS
------------------------------------------------------------------------------------------
Current Assets:
     Cash and Cash Equivalents                            $  3,970,000        $  6,978,000
     Accounts and Notes Receivable, Net                     28,658,000          28,382,000
     Accounts Receivable from Related Parties, Net                   0             129,000
     Inventories:
        Finished Goods                                      61,563,000          44,777,000
        Raw Materials & Supplies                            14,361,000          14,415,000
     Prepaid Expenses                                        1,412,000           1,563,000
     Deferred Income Taxes                                     917,000             812,000
------------------------------------------------------------------------------------------
Total Current Assets                                       110,881,000          97,056,000
------------------------------------------------------------------------------------------
Property, Plant and Equipment, at Cost:
     Land and Buildings                                     49,827,000          47,438,000
     Machinery and Equipment                               110,994,000         106,691,000
     Leasehold Improvements                                    535,000             531,000
------------------------------------------------------------------------------------------
                                                           161,356,000         154,660,000
     Less Accumulated Depreciation and
       Amortization                                         88,421,000          84,697,000
------------------------------------------------------------------------------------------
                                                            72,935,000          69,963,000

     Construction in Progress                                2,045,000           3,521,000
------------------------------------------------------------------------------------------
Total Property, Plant and Equipment                         74,980,000          73,484,000
------------------------------------------------------------------------------------------

Other Assets:
     Intangible Assets, Net                                  3,870,000           4,013,000
     Other Assets                                            4,949,000           4,959,000
------------------------------------------------------------------------------------------
Total Assets                                              $194,680,000        $179,512,000
------------------------------------------------------------------------------------------


     See accompanying notes to condensed consolidated financial statements.

                         PART I -- FINANCIAL INFORMATION
                     Item 1. Financial Statements, Continued
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets

------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY                                November 26, 2000        May 28,
                                                                       (Unaudited)            2000
------------------------------------------------------------------------------------------------------
Current Liabilities:
     Notes Payable - Banks                                           $  56,858,000       $  52,380,000
     Accounts Payable                                                   27,810,000          26,533,000
     Accounts payable to related parties, net                              651,000                   0
     Accrued Expenses                                                   11,104,000           7,696,000
     Current Maturities of Long-Term Debt                                1,809,000           1,821,000
     Income Taxes Payable                                                1,556,000           1,060,000
------------------------------------------------------------------------------------------------------
Total Current Liabilities                                               99,788,000          89,490,000
------------------------------------------------------------------------------------------------------
Long-Term Debt, Less Current Maturities                                 10,733,000          10,741,000
Other Liabilities                                                        3,085,000           2,799,000
Deferred Income Taxes                                                    4,778,000           4,170,000
------------------------------------------------------------------------------------------------------
Total Liabilities                                                      118,384,000         107,200,000
------------------------------------------------------------------------------------------------------
Stockholders' Equity:
     Series A & B 8.25%cumulative convertible preferred,
        $25 par value; 120,000 shares authorized;
        31,256 shares at May 28, 2000 and 31.216 shares
        at November 26, 2000 issued, 14,764 shares at
        May 28, 2000 and 14,724 shares at November 26, 2000
        outstanding                                                        780,000             781,000
     Series C cumulative convertible preferred, $25 par value;
        10,000 shares authorized;  10,000 shares
        issued and outstanding                                             250,000             250,000
     Common stock, Class A, non-voting, $25 par value;
       800,000 shares authorized, 349,282 shares at
       May 28, 2000 and 349,292 shares at November 26, 2000 issued,
       288,420 shares at May 28, 2000 and 288,247 shares at
       November 26, 2000 outstanding                                     8,732,000           8,731,000
     Common stock, Class B, voting, $25 par value;
       880,000 shares authorized, 493,123 shares issued,
       426,250 shares at May 28, 2000 and November 26,
       2000 outstanding                                                 12,328,000          12,328,000
     Capital Paid in Excess of Par Value                                 2,148,000           2,148,000
     Retained Earnings                                                  59,604,000          55,478,000
     Treasury Stock, at Cost                                            (8,147,000)         (8,134,000)
     Accumulated Other Comprehensive Income                                601,000             730,000
------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                              76,296,000          72,312,000
------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                           $ 194,680,000       $ 179,512,000
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

                                                                      26 WEEKS                            13 WEEKS
                                                                        ENDED                               ENDED
                                                            November 26,     November 28,       November 26,      November 28,
                                                                2000             1999               2000              1999
------------------------------------------------------------------------------------------------------------------------------
Net Sales                                                   $151,603,000     $144,160,000        86,569,000       $82,539,000
Cost of Goods Sold                                           113,159,000      106,972,000        63,974,000        61,221,000
------------------------------------------------------------------------------------------------------------------------------
Gross Profit                                                  38,444,000       37,188,000        22,595,000        21,318,000

Selling Expenses                                              22,779,000       20,212,000        13,220,000        11,701,000
Administrative Expenses                                        5,670,000        5,451,000         2,781,000         2,533,000
------------------------------------------------------------------------------------------------------------------------------
Operating Profit                                               9,995,000       11,525,000         6,594,000         7,084,000

Interest Expense                                               2,407,000        1,857,000         1,276,000         1,036,000
Other Expenses, Net                                              406,000          787,000           170,000           133,000
------------------------------------------------------------------------------------------------------------------------------
Earnings Before Income Taxes                                   7,182,000        8,881,000         5,148,000         5,915,000

Income Taxes                                                   2,643,000        3,542,000         1,860,000         2,336,000
------------------------------------------------------------------------------------------------------------------------------
Net Earnings                                                   4,539,000        5,339,000         3,288,000         3,579,000

Dividends on Preferred Stock                                      21,000           22,000            11,000            10,000
------------------------------------------------------------------------------------------------------------------------------
Net Earnings Applicable to Common Stock                        4,518,000       $5,317,000         3,277,000        $3,569,000
------------------------------------------------------------------------------------------------------------------------------
Earnings Per Share:

Net Earnings Per Common Share - Basic                              $6.32            $7.43             $4.59             $4.99
------------------------------------------------------------------------------------------------------------------------------
Net Earnings Per Common Share - Diluted                            $6.23            $7.32             $4.52             $4.91
------------------------------------------------------------------------------------------------------------------------------
Dividends per Share, Common                                       $.0550           $0.550            $0.275            $0.275
------------------------------------------------------------------------------------------------------------------------------
Basic Weighted Average Shares                                    714,550          715,347           714,536           715,242
------------------------------------------------------------------------------------------------------------------------------
Diluted Weighted Average Shares                                  728,230          729,565           728,216           729,460
------------------------------------------------------------------------------------------------------------------------------

     See accompanying notes to condensed consolidated financial statements.

                         PART I -- FINANCIAL INFORMATION
                     Item 1. Financial Statements, Continued
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
            Condensed Consolidated Statements of Stockholders' Equity
                                   (Unaudited)

----------------------------------------------------------------------------------------------------------------------------------
                                               Cumulative             Cumulative
                                         Convertible Preferred   Convertible Preferred
                                                  Stock                 Stock            Common Stock          Common Stock
                                             Series A and B            Series C             Class A               Class B
                                  Total
                              Stockholders'
                                 Equity     Shares    Amount    Shares      Amount      Shares     Amount     Shares      Amount
-----------------------------------------------------------------------------------------------------------------------------------
Balance, May 28, 2000         $72,312,000   31,256   $781,000    10,000    $250,000    349,282   $8,731,000   493,123   $12,328,000

Net Earnings for the Period     4,539,000

Cash Dividends Per Share:

    Preferred Stock               (21,000)
    Common Stock                 (392,000)

Redemption of Common Stock
    (Class A 183 Shares)          (13,000)
Stock Conversions                              (40)    (1,000)                              10        1,000
Other Comprehensive Income       (129,000)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, November 26, 2000    $76,296,000   31,216   $780,000    10,000    $250,000    349,292   $8,732,000   493,123   $12,328,000
-----------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------
                                                               Treasury Stock          Accumulated
                            Capital Paid                                                  Other
                            in Excess of      Retained                                Comprehensive
                              Par Value       Earnings      Shares        Amount          Income
---------------------------------------------------------------------------------------------------
Balance, May 28, 2000         $2,148,000     $55,478,000    144,227     ($8,134,000)     $730,000

Net Earnings for the Period                    4,539,000

Cash Dividends Per Share:

    Preferred Stock                              (21,000)
    Common Stock                                (392,000)

Redemption of Common Stock
    (Class A 183 Shares)                                        183         (13,000)
Stock Conversions
Other Comprehensive Income                                                               (129,000)
---------------------------------------------------------------------------------------------------
Balance, November 26, 2000    $2,148,000     $59,604,000    144,410     ($8,147,000)     $601,000
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

--------------------------------------------------------------------------------------------------------------
                                                                                      26 Weeks Ended
                                                                           Nov. 26, 2000          Nov. 28,1999
--------------------------------------------------------------------------------------------------------------
Increase (Decrease) in Cash and Cash Equivalents

Operating Activities:
     Net Earnings                                                           $  4,539,000       $  5,339,000
     Adjustments to Reconcile Net Earnings to Net
         Cash (Used In) Provided by Operating Activities:
              Depreciation and Amortization                                    3,867,000          3,571,000
              Deferred Income Taxes                                              503,000            328,000
     Changes in Assets and Liabilities:
              Accounts Receivable                                               (147,000)          (653,000)
              Inventories                                                    (16,732,000)       (14,783,000)
              Prepaid Expenses                                                   151,000            (95,000)
              Accounts Payable and Accrued Expenses                            5,336,000          6,944,000
              Income Taxes Payable                                               496,000           (119,000)
              Other Liabilities                                                  286,000            361,000
--------------------------------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Operating Activities                           (1,701,000)           893,000
--------------------------------------------------------------------------------------------------------------
Investing Activities:
     Increase in Other Assets                                                   (119,000)          (318,000)
     Acquisitions of Property, Plant and Equipment                            (5,220,000)        (6,238,000)
--------------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                                         (5,339,000)        (6,556,000)
--------------------------------------------------------------------------------------------------------------
Financing Activities:
     Increase in Notes Payable                                                 4,478,000          7,073,000
     Long-term debt payments                                                     (20,000)                 0
     Payment of Dividends                                                       (413,000)          (493,000)
     Redemption of Common Stock                                                  (13,000)           (40,000)
--------------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                                      4,032,000          6,540,000
--------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                          (3,008,000)           877,000
Cash and Cash Equivalents, Beginning of Period                                 6,978,000          2,214,000
--------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents, End of Period                                       3,970,000          3,091,000
--------------------------------------------------------------------------------------------------------------


See accompanying notes to condensed consolidated financial statements

                         PART I -- FINANCIAL INFORMATION
                     Item 1. Financial Statements, Continued
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                     November 26, 2000 and November 28, 1999
                                   (Unaudited)

--------------------------------------------------------------------------------

(1)      BASIS OF PRESENTATION

         The condensed consolidated financial statements of the Registrant included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been omitted, the Registrant believes that the disclosures are adequate to make the information presented not misleading.

         The Corporation's fiscal year ends at the close of operations on the Sunday nearest to May 31, 2000. Accordingly, these financial statements reflect activity for the thirteen week periods ended November 26, 2000 and November 28, 1999.

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

(2)      SHORT-TERM BORROWINGS

         The Corporation and its subsidiaries maintain short-term unsecured lines of credit with various banks providing credit availability amounting to $85.0 million, of which $56,858,000 was borrowed at November 26, 2000. The average cost of funds during the 6 month period ended November 26, 2000 was 7.07%.

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

--------------------------------------------------------------------------------


(3)      LONG-TERM DEBT

         The long-term debt of the Corporation and its subsidiaries consist of:


                                                        November 26, 2000    May 28, 2000
-----------------------------------------------------------------------------------------
         8.74% unsecured senior notes payable
              to an insurance company, due
              through 2007                                    $12,500,000     $12,500,000

         Other                                                     42,000          62,000
-----------------------------------------------------------------------------------------
                                                               12,542,000      12,562,000

         Less current maturities                                1,809,000       1,821,000

-----------------------------------------------------------------------------------------
         Net Long-Term Debt                                   $10,733,000     $10,741,000
-----------------------------------------------------------------------------------------

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

         The Corporation is in compliance with the restrictive provisions in the agreements as amended or waived as of November 26, 2000.

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

--------------------------------------------------------------------------------
(4)      RELATED PARTY TRANSACTIONS

         The Corporation and its subsidiaries, in the normal course of business, purchase and sell goods and services to related parties.


                                               Twenty Six Weeks Ended           Thirteen Weeks Ended
                                               Nov. 26,       Nov. 28,          Nov. 26,      Nov. 28,
                                                 2000           1999              2000         1999
------------------------------------------------------------------------------------------------------
REVENUES:

Park 100 Foods, Inc.                           $952,000      $1,429,000         $508,000     $693,000

CORPORATE CHARGES:

     Snyder's of Hanover, Inc.                 $      0      $   96,000         $      0     $ 64,000

EXPENDITURES:

     Park 100 Foods, Inc.                      $  8,000      $   30,000         $  8,000     $ 30,000
     ARWCO Corporation                         $ 73,000      $    5,000         $ 72,000     $  1,000
     Warehime Enterprises, Inc.                $  2,000      $    2,000         $  1,000     $  1,000
     John A. & Patricia M. Warehime            $ 33,000      $   32,000         $ 18,000     $ 14,000
     James G. Sturgill                         $ 14,000      $   18,000         $  8,000     $  7,000
     Lippy Brothers, Inc.                      $512,000      $  110,000         $278,000     $110,000
     Schaier Travel, Inc.                      $  4,000      $    3,000         $  2,000     $  1,000
------------------------------------------------------------------------------------------------------

                         PART I -- FINANCIAL INFORMATION
                     Item 1. Financial Statements, Continued
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

--------------------------------------------------------------------------------
The respective November 26, 2000 and May 28, 2000 account balances with related companies are as follows:


                                      November 26, 2000        May 28, 2000
--------------------------------------------------------------------------------
ACCOUNTS RECEIVABLE:

     Snyder's of Hanover, Inc.             $      0                $26,000
     Park 100 Foods, Inc.                  $157,000                $96,000
     Lippy Brothers                        $      0                $ 7,000


--------------------------------------------------------------------------------

Accounts Payable:

     Lippy Brothers                        $806,000                $     0
     Schaier Travel                        $  2,000                $     0

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

--------------------------------------------------------------------------------
(5)      COMPREHENSIVE INCOME

         Comprehensive income is determined as follows:

                                                       26 Weeks Ended                   13 Weeks Ended
                                                   Nov. 26,        Nov. 28,         Nov. 26,      Nov. 28,
                                                     2000            1999             2000          1999
         ----------------------------------------------------------------------------------------------------
         Net Income                               $4,539,000      $5,339,000       $3,288,000    $3,579,000
         Other Comprehensive Income (Loss)
         Unrealized Gain (Loss) on Investments      (129,000)        176,000         (311,000)      143,000
         Comprehensive Income                     $4,410,000      $5,515,000       $2,977,000    $3,722,000


(6)      RECONCILIATION OF NUMERATOR AND DENOMINATOR FOR BASIC
         AND DILUTED EARNINGS PER SHARE


     Numerator for basic earnings per share:

                                                      26 Weeks Ended                13 Weeks Ended
                                                   Nov. 26,      Nov. 28,        Nov. 26,       Nov. 28,
                                                     2000          1999            2000          1999
     ---------------------------------------------------------------------------------------------------
     Net earnings applicable to
     common stock                                 $4,518,000    $5,317,000      $3,277,000   $3,569,0000

     Preferred stock dividends                        21,000        22,000          11,000        10,000

     Net earnings assuming dilution               $4,539,000    $5,339,000      $3,288,000    $3,579,000
     Denominator:
     Basic weighted average shares                   714,550       715,347         714,536       715,242
     Effect of dilutive securities                    13,680        14,218          13,680        14,218
     Diluted weighted average shares                 728,230       729,565         728,216       729,460

                         PART I -- FINANCIAL INFORMATION
                     Item 1. Financial Statements, Continued
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

--------------------------------------------------------------------------------
(7)      CONTINGENCIES

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

         The Amended and Restated Articles create a Series C Convertible Preferred Stock and also classified the terms of the Board of Directors commencing with the election at the 1997 annual shareholders' meeting and permit directors to be elected for four-year terms as permitted by Pennsylvania law.

         The motions for a preliminary injunction were dismissed by the Court on June 24, 1997. The Class B shareholders on June 25, 1997 approved the Amended and Restated Articles (John A. Warehime, being the sole Class B shareholder voting affirmatively in his capacity as voting trustee) and the Amended and Restated Articles became effective June 25, 1997.

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

         Michael Warehime filed an appeal from the denial of his motion to enjoin the previously described Amendment to the Company's Amended and Restated Articles. On December 2, 1998, a majority panel of the Superior Court of Pennsylvania issued a decision holding that although John Warehime had acted in good faith in voting for the Amendment to the Amended and Restated Articles as trustee of the Warehime voting trust, Mr. Warehime breached his fiduciary duty to the beneficiaries of the Warehime voting trust in voting for the Amendment. On December 16, 1998, John Warehime filed a motion for reargument en banc with the Superior Court. On December 16, 1998, Michael Warehime filed a motion for clarification requesting that the Superior Court issue an order invalidating the Amendment to the Amended and Restated Articles. On December 23, 1998, the Superior Court denied Michael Warehime's motion for clarification. On February 8, 1999, the Superior Court denied the motion for reargument en banc. On March 10, 1999, John Warehime and the other directors filed a petition for allowance of appeal with the Supreme Court of Pennsylvania. On March 29, 1999, Michael Warehime filed a response to the petition for allowance of appeal and a cross-petition for allowance of appeal with the Supreme Court of Pennsylvania. On April 13, 1999, John Warehime and the independent directors of the Company filed a brief in opposition to the conditional cross-petition for allowance of appeal filed with Michael Warehime. On November 29, 1999 the Supreme Court of Pennsylvania granted the petitions for allowance of appeal of John Warehime, and granted some of the petitions of Michael Warehime.

                         PART I -- FINANCIAL INFORMATION
                     Item 1. Financial Statements, Continued
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


         On August 13, 1999, Michael Warehime filed a complaint in equity in the Court of Common Pleas of York County, Pennsylvania, naming as defendants Arthur S. Schaier, Cyril T. Noel, Clayton J. Rohrbach, Jr., John A. Warehime, and the Company. The complaint seeks a court order declaring that the September 1999 election for the board of directors of the Company be conducted in accordance with the Articles of Incorporation of the Company as they existed prior to June 25, 1997, an order declaring that the Series C Convertible Preferred Stock cannot be voted, and an order that the following candidates for the board of directors of the Company proposed by Michael Warehime, Sally Yelland, Elizabeth Stick and J. William Warehime be accepted by the Company and listed on the ballot to be distributed at the annual meeting of shareholders of the Company to be held on September 16, 1999: Michael Warehime, Daniel Meckley, Elizabeth Stick, Sonny Bowman, and John Denton. The basis for the complaint was the December 2, 1998 decision of the Pennsylvania Superior Court which held that John A. Warehime breached his fiduciary duties in voting for the Amended and Restated Articles as trustee of the Warehime voting trust.

         On September 12, 2000, the Superior Court of Pennsylvania stated, in a Memorandum decision, that the June 25, 1997 shareholder vote, which adopted the Amended and Restated Articles of Incorporation of the Corporation should be set aside, and remanded the case to the Court of Common Pleas of York County to determine what further relief would be appropriate. See Form 8-K dated September 12, 2000 which discusses the Superior Court decision.

         On November 27, 2000, the Supreme Court of Pennsylvania reversed and remanded the Order of the Superior Court issued on September 12, 2000. In reversing the Superior Court's Order, the Supreme Court of Pennsylvania held that John A. Warehime, the trustee of the voting trust, did not breach his fiduciary duties in voting the trust shares in favor of the Amended and Restated Articles of Incorporation. The Supreme Court remanded the case to the Pennsylvania Superior Court to consider other issues raised by Michael A. Warehime.

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


FORWARD LOOKING STATEMENTS

When used in this Annual Report, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "projected", or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including but not limited to quarterly fluctuations in operating results, competition, state and federal regulations, environmental considerations, and foreign operations. Such factors, which are discussed in the Form 10-Q, could affect the Company's financial performance and could cause the Company's actual result for future periods to differ materially from any opinion or statements expressed herein with respect to future periods. As a result, the Company wishes to caution readers not to place undue reliance on any such forward looking statements, which speak only as of the date made.

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


RESULTS OF OPERATIONS

NET SALES

Consolidated net sales were $151.6 million for the twenty-six week period ended November 26, 2000. This represents an increase of 5.2% over the twenty-six week period ended November 28, 1999 consolidated net sales of $144.2 million. Consolidated net sales were $86.6 million for the

                         PART I -- FINANCIAL INFORMATION
                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES


thirteen week period ended November 26, 2000, a 4.9% increase from consolidated net sales of $82.5 million for the corresponding period in the prior year. The increase was primarily due to increases in sales of York Foods, Inc., York Snacks, and Bon-Ton Foods, Inc. acquired in January 2000 and increases in frozen Industrial Sales. These increases were partially offset by decreases in canned branded retail sales, decreases in private label sales and decreases in canned mushroom sales.


COST OF GOODS SOLD

Cost of goods sold were $113.2 million, or 74.6% of consolidated net sales in the twenty-six week period ended November 26, 2000 and $107.0 million, or 74.2% of consolidated net sales, for the corresponding period in 1999. Cost of goods sold was $64.0 million, or 73.9% of consolidated net sales for the thirteen week period ended November 26, 2000 as compared to $61.2 million or 74.2% of consolidated net sales for the corresponding period in 1999. The increase in cost of goods sold as a percentage of net sales resulted from a reduction in higher margin premium branded retail sales. Also, decreased canned mushroom and private label sales as well as increased frozen storage expense and higher energy costs contributed to lower margins. The sales decreases were offset by increases in lower margin snack food sales and frozen industrial sales.


SELLING EXPENSES

Selling expenses were $22.8 million, or 15.0% of consolidated net sales for the twenty-six period ended November 26, 2000 as compared to $20.2 million or 14.0% of consolidated net sales for the corresponding period in 1999. Selling expenses were $13.2 million or 15.3% of consolidated net sales for the thirteen week period ended November 26, 2000 compared to $11.7 million, or 14.2% of consolidated net sales during the corresponding period in 1999. The increases in selling expense primarily reflects increases at York Foods, Inc., York Snacks, Inc., and Bon-Ton Foods, Inc., acquired in January 2000 and increased promotions needed to gain back market share and to launch new frozen products during the second quarter of the current fiscal year.


ADMINISTRATIVE EXPENSES

Administrative expenses as a percentage of consolidated net sales were 3.7% for the twenty-six week period ended November 26, 2000 and 3.8% for the corresponding period in 1999. Administrative expenses as a percentage of consolidated net sales were 3.2% for the thirteen week period ended November 26, 2000 compared to 3.1% of consolidated net sales during the corresponding period in 1999. The increases in dollars is attributed to administrative expense

                         PART I -- FINANCIAL INFORMATION
                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES


of York Foods, Inc., York Snacks, Inc., and Bon-Ton Foods, Inc., acquired in January 2000.


INTEREST EXPENSE

Interest expense was $2,407,000 for the twenty-six week period ended November 26, 2000 as compared to $1,857,000 for the same period in 1999. Interest expense was $1,276,000 for the thirteen week period ended November 26, 2000 compared to $1,036,000 for the same period in 1999. The increases are due to higher average borrowings to cover inventory increases as well as higher average cost of funds for the period.


OTHER EXPENSES

Other expenses, net was $406,000 for the twenty-six week period ended November 26, 2000 as compared to $787,000 for the same period in 1999. Other expenses, net was $170,000 for the thirteen week period ended November 26, 2000 as compared to $133,000 for the same period in 1999. The decrease in other expenses for the twenty-six week period is primarily due to decreased foreign translation adjustment compared to the prior period. The minor increase in the second quarter resulted from lower gain on the sale of investments for the period.


INCOME TAXES

The provision for corporate federal and state income taxes for the twenty-six week period ended November 26, 2000 was $2.6 million, or 36.8% of pre-tax earnings, as compared to $3.5 million, or 39.9% of pre-tax earnings for the same period in 1999. The provision for income taxes was 36.1% of pre-tax earnings for the thirteen week period ended November 26, 2000 as compared to 39.5% for the same period in 1999. The decrease in the effective tax rate is primarily due to increased earnings, that were not subject to income taxes, in foreign jurisdictions in the current periods as compared to the prior periods.


LIQUIDITY AND CAPITAL RESOURCES

Management's discussion of the Corporation's financial condition should be read in conjunction with the condensed consolidated statements of cash flows appearing on page 7 of this report.


OPERATING ACTIVITIES

Net working capital was $11.1 million at November 26, 2000 and $7.6 million at May 28, 2000. The current ratio was 1.11 and 1.08 on November 26, 2000 and May 28, 2000, respectively.

                         PART I -- FINANCIAL INFORMATION
                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES


Cash used in operating activities for the twenty-six week period ended November 26, 2000, $1.7 million as compared to cash provided by operating activities of $.9 million during the same period of 1999. The combination of increased inventory levels as well as lower net earnings offset by increased accounts payable and accrued expenses utilized more cash flow in the twenty-six week period ended November 26, 2000 compared to the prior year period.


INVESTING ACTIVITIES

During the twenty-six week period ended November 26, 2000, the Corporation spent approximately $5.2 million for the purchase of land and plant upgrades and expansions. This compares to $6.2 million spent during the same period last year for capital projects.


FINANCING ACTIVITIES

The increase in notes payable of approximately $4.5 million during the twenty-six week period ended November 26, 2000 represents borrowings made against available seasonal lines of credit from financial institutions for use in operations and plant upgrades and expansions.

The Corporation has available seasonal lines of credit from financial institutions in the amount of $85.0 million, of which $56.9 million was utilized as of November 26, 2000. Additional borrowing is permitted within prescribed parameters in existing debt agreements, which contain certain performance covenants.

The Company believes that it has sufficient working capital and availability from seasonal lines of credit to meet its cash flow needs.

                           PART II - OTHER INFORMATION
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES


ITEM 1.  LEGAL PROCEEDINGS

See Note 7 of the Notes to Consolidated Financial Statements in this Form 10-Q for information regarding the 1995 Warehime Family Litigation, the Derivative Action and the 1997 Injunction Proceeding.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -- NONE

ITEM 5.  OTHER INFORMATION -- None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits
          S-K Exhibit
            Number           Description of Exhibit
            ------           ----------------------
              27             Financial Data Schedule

   (b)  Reports on Form 8-K.
        Form 8-K was filed on September 19, 2000.

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    HANOVER FOODS CORPORATION


Date: January 10, 2001              By: /s/ Gary T. Knisely
                                       -------------------------------------
                                       Gary T. Knisely
                                       Executive Vice President


                                    By: /s/ Pietro Giraffa
                                       -------------------------------------
                                        Pietro Giraffa
                                        Controller