Form 10-Q
period 2001-02-25
HANOVER FOODS CORP /PA/
filed 2001-04-11
CIK 853733

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended February 25, 2001

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

Indicate the number of shares outstanding of issuer's classes of common stock as of the latest practicable date.

                 Class                           Outstanding at February 25, 2001
                 -----                           --------------------------------

   Class A Common Stock, $25 par value               288,427 shares

   Class B Common Stock, $25 par value               426,250 shares

                   HANOVER FOODS CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q

                For the Thirty-Nine Weeks Ended February 25, 2001


Index                                                                           Page

Part I -- Financial Information

    Item 1 -- Financial Statements:

        Condensed Consolidated Balance Sheets
         February 25, 2001 (Unaudited) and May 28, 2000...........................3

        Condensed Consolidated Statements of Operations (Unaudited)
         Thirty-Nine Weeks and Thirteen Weeks Ended
         February 25, 2001 and February 27, 2000..................................5

        Condensed Consolidated Statements of Stockholders'
         Equity, Periods Ended February 25, 2001 (Unaudited)
         and May 28, 2000.........................................................6

        Condensed Consolidated Statements of Cash Flows
         (Unaudited), Thirty-Nine Weeks Ended February 25, 2001
         and February 27, 2000....................................................7

        Notes to Condensed Consolidated Financial Statements
         (Unaudited)..............................................................8

    Item 2 -- Management's Discussion and Analysis of Financial
        Condition and Results of Operations......................................19
Part II -- Other Information.....................................................23

    Item 1     -- Legal Proceedings..............................................23
    Items 2-3  -- None...........................................................23
    Item 4     -- None...........................................................23
    Item 5     -- None...........................................................23
    Item 6     -- Exhibits and Reports on Form 8-K...............................23

                         PART I -- FINANCIAL INFORMATION
                          Item 1. Financial Statements
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets

---------------------------------------------------------------------------------------------
                                                      February 25, 2001       May 28, 2000
ASSETS                                                    (Unaudited)
---------------------------------------------------------------------------------------------
Current Assets:
    Cash and Cash Equivalents                           $   4,722,000         $   6,978,000
    Accounts and Notes Receivable, Net                     27,794,000            28,382,000
    Accounts Receivable from Related Parties, Net             174,000               129,000
    Inventories:
        Finished Goods                                     54,327,000            44,777,000
        Raw Materials and Supplies                         15,467,000            14,415,000
    Prepaid Expenses                                        1,349,000             1,563,000
    Deferred Income Taxes                                     917,000               812,000
---------------------------------------------------------------------------------------------

Total Current Assets                                      104,750,000            97,056,000
---------------------------------------------------------------------------------------------
Property, Plant and Equipment, at Cost:
    Land and Buildings                                     49,863,000            47,438,000
    Machinery and Equipment                               112,057,000           106,691,000
    Leasehold Improvements                                    535,000               531,000
---------------------------------------------------------------------------------------------
                                                          162,455,000           154,660,000
    Less Accumulated Depreciation and
      Amortization                                         90,371,000            84,697,000
---------------------------------------------------------------------------------------------
                                                           72,084,000            69,963,000


    Construction in Progress                                3,006,000             3,521,000
---------------------------------------------------------------------------------------------
Total Property, Plant and Equipment                        75,090,000            73,484,000
---------------------------------------------------------------------------------------------
Other Assets:
    Intangible Assets, Net                                  3,799,000             4,013,000
    Other Assets                                            4,910,000             4,959,000
---------------------------------------------------------------------------------------------
Total Assets                                             $188,549,000          $179,512,000
---------------------------------------------------------------------------------------------

     See accompanying notes to condensed consolidated financial statements.

                         PART I -- FINANCIAL INFORMATION
                     Item 1. Financial Statements, Continued
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets

--------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY                  February 25, 2001       May 28, 2000
                                                            (Unaudited)
--------------------------------------------------------------------------------------------
Current Liabilities:
    Notes Payable - Banks                                $ 55,641,000         $ 52,380,000
    Accounts Payable                                       27,015,000           26,533,000
    Accrued Expenses                                        8,242,000            7,696,000
    Current Maturities of Long-Term Debt                    1,801,000            1,821,000
    Income Taxes Payable                                      877,000            1,060,000
--------------------------------------------------------------------------------------------
Total Current Liabilities                                  93,576,000           89,490,000
--------------------------------------------------------------------------------------------
Long-Term Debt, Less Current Maturities                    10,729,000           10,741,000
Other Liabilities                                           3,226,000            2,799,000
Deferred Income Taxes                                       4,558,000            4,170,000
--------------------------------------------------------------------------------------------
Total Liabilities                                         112,089,000          107,200,000
--------------------------------------------------------------------------------------------
Stockholders' Equity:
  Series A & B 8.25% cumulative convertible
    preferred, $25 par value, 120,000 shares
    authorized; 31,256 shares at May 28, 2000 and
    31,216 shares at February 25, 2001 issued;
    14,764 shares at May 28, 2000 and 14,724
    shares at February 25, 2001 outstanding                   780,000              781,000
 Series C Cumulative Convertible Preferred, $25
    par value, 10,000 shares authorized; 10,000
    shares issued and outstanding                             250,000              250,000
 Common stock, Class A, non-voting, $25 par value;
    800,000 shares authorized, 349,282 shares at
    May 28, 2000 and 349,292 shares at February
    25, 2001 issued; 288,420 shares at May 28,
    2000 and 288,247 shares at February 25, 2001
    outstanding                                             8,732,000            8,731,000
 Common stock, Class B, voting, $25 par value;
    880,000 shares authorized, 493,123 shares at
    May 28, 2000 and at February 25, 2001 issued;
    426,250 shares at May 28, 2000 and at
    February 25, 2001 outstanding                          12,328,000           12,328,000
Capital Paid in Excess of Par Value                         2,148,000            2,148,000
Retained Earnings                                          60,055,000           55,478,000
Treasury Stock, at Cost                                   (8,148,000)          (8,134,000)
Accumulated Other Comprehensive Income                        315,000              730,000
--------------------------------------------------------------------------------------------
Total Stockholders' Equity                                $76,460,000          $72,312,000
--------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity               $188,549,000         $179,512,000

     See accompanying notes to condensed consolidated financial statements.

                         PART I -- FINANCIAL INFORMATION
                     Item 1. Financial Statements, Continued
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
           Condensed Consolidated Statements of Operations - Unaudited

----------------------------------------------------------------------------------------------
                                    Thirty-Nine Weeks Ended        Thirteen Weeks Ended
                                   February 25,    February 27,  February 25,   February 27,
                                      2001            2000           2001           2000
----------------------------------------------------------------------------------------------

Net Sales                        $233,815,000     $223,086,000    $82,212,000    $78,926,000
Cost of Goods Sold                176,609,000      166,683,000     63,450,000     59,711,000
----------------------------------------------------------------------------------------------
Gross Profit                       57,206,000       56,403,000     18,762,000     19,215,000
Selling Expenses                   36,110,000       32,041,000     13,331,000     11,829,000
Administrative Expenses             8,997,000        8,927,000      3,327,000      3,476,000
----------------------------------------------------------------------------------------------
Operating Profit                   12,099,000       15,435,000      2,104,000      3,910,000

Interest Expense                    3,715,000        2,962,000      1,308,000      1,105,000
Other Expenses (Income), Net          204,000          779,000     ($202,000)       ($8,000)
----------------------------------------------------------------------------------------------
Earnings Before Income Taxes        8,180,000       11,694,000        998,000      2,813,000

Income Taxes                        2,982,000        4,677,000        339,000      1,135,000
----------------------------------------------------------------------------------------------
Net Earnings                        5,198,000        7,017,000        659,000      1,678,000
Dividends on Preferred Stock           31,000           33,000         10,000         11,000
----------------------------------------------------------------------------------------------
Net Earnings Applicable to
    Common Stock                   $5,167,000       $6,984,000       $649,000     $1,667,000
----------------------------------------------------------------------------------------------
Earnings Per Share:
    Net Earnings Per Common
        Share - Basic                   $7.23            $9.76          $0.91          $2.33
    Net Earnings Per Common
        Share - Diluted                 $7.14            $9.62          $0.91          $2.30
Dividends Per Share, Common            $0.825           $0.825         $0.275         $0.275
Basic Weighted Average Shares         714,569          715,236        714,497        714,919
Diluted Weighted Average Shares       728,238          729,454        728,166        729,137
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



                                                     Cumulative             Cumulative
                                                     Convertible            Convertible
                                   Total           Preferred Stock        Preferred Stock
                               Stockholders'        Series A and B           Series C
                                  Equity          Shares     Amount      Shares      Amount

Balance, May 28, 2000           $72,312,000      31,256     $781,000     10,000    $250,000

Net Earnings for the Period      $5,198,000

Cash Dividends Per Share:

    Preferred Stock               ($31,000)
    Common Stock                 ($590,000)

Redemption of Common Stock
    (Class A 183 Shares)          ($14,000)


Stock Conversions                        $0        (40)     ($1,000)
Other Comprehensive Loss         ($415,000)

---------------------------------------------------------------------------------------------
Balance, February 25, 2001      $76,460,000      31,216     $780,000     10,000    $250,000
=============================================================================================


                                   Common Stock               Common Stock         Capital Paid
                                      Class A                   Class B            in Excess of
                                Shares      Amount         Shares      Amount       Par Value

Balance, May 28, 2000          349,282     $8,731,000     493,123    $12,328,000   $2,148,000

Net Earnings for the Period

Cash Dividends Per Share:

    Preferred Stock
    Common Stock

Redemption of Common Stock
    (Class A 183 Shares)


Stock Conversions                   10         $1,000
Other Comprehensive Loss

-----------------------------------------------------------------------------------------------
Balance, February 25, 2001     349,292     $8,732,000     653,572    $12,328,000   $2,148,000
===============================================================================================



                                                                        Accumulated
                                                   Treasury Stock          Other
                                 Retained                               Comprehensive
                                 Earnings       Shares        Amount       Income

Balance, May 28, 2000          $55,478,000    144,227    ($8,134,000)     $730,000

Net Earnings for the Period     $5,198,000

Cash Dividends Per Share:

    Preferred Stock              ($31,000)
    Common Stock                ($590,000)

Redemption of Common Stock
    (Class A 183 Shares)                          183       ($14,000)


Stock Conversions                                                               (415,000)
Other Comprehensive Loss

----------------------------------------------------------------------------------------------------
Balance, February 25, 2001     $60,055,000    144,410    ($8,148,000)   142,449 $315,000
==============================================================================================


     See accompanying notes to condensed consolidated financial statements.

                         PART I -- FINANCIAL INFORMATION
                     Item 1. Financial Statements, Continued
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (Unaudited)

------------------------------------------------------------------------------------------------
                                                                 Thirty-Nine Weeks Ended
                                                          February 25, 2001   February 27, 2000
------------------------------------------------------------------------------------------------
Increase (Decrease) in Cash and Cash Equivalents

Operating Activities:
    Net Earnings                                              $5,198,000        $7,017,000
    Adjustments to Reconcile Net Earnings to Net
        Cash Provided by Operating Activities:
           Depreciation and Amortization                       5,888,000         5,439,000
           Deferred Income Taxes                                 283,000           328,000
    Changes in Assets and Liabilities:
           Accounts Receivable                                   543,000           365,000
           Inventories                                      (10,602,000)       (8,260,000)
           Prepaid Expenses                                      214,000           398,000
           Accounts Payable and Accrued Expenses               1,028,000         1,878,000
           Income Taxes Payable                                (183,000)         (304,000)
           Other Liabilities                                     427,000           586,000
------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                      2,796,000         7,447,000
------------------------------------------------------------------------------------------------
Investing Activities:
    Increase in Other Assets                                   (366,000)         (417,000)
    Acquisitions of Property, Plant and Equipment            (7,280,000)       (8,047,000)
    Purchase of Business, Net of Cash Acquired                         0       (4,524,000)
------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                        (7,646,000)      (12,988,000)
------------------------------------------------------------------------------------------------
Financing Activities:
    Increase in Notes Payable                                  3,261,000         9,946,000
    Payments on Long-Term Debt                                  (32,000)          (80,000)
    Payment of Dividends                                       (621,000)         (700,000)
    Redemption of Common Stock                                  (14,000)          (61,000)
------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                      2,594,000         9,105,000
------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents         (2,256,000)         3,564,000
Cash and Cash Equivalents, Beginning of Period                 6,978,000         2,214,000
------------------------------------------------------------------------------------------------
Cash and Cash Equivalents, End of Period                       4,722,000         5,778,000
------------------------------------------------------------------------------------------------

     See accompanying notes to condensed consolidated financial statements.

                         PART I -- FINANCIAL INFORMATION
                     Item 1. Financial Statements, Continued
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                     February 25, 2001 and February 27, 2000
                                   (Unaudited)

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

       The Corporation's fiscal year ends at the close of operations on the Sunday nearest to May 28. Accordingly, these financial statements reflect activity for the thirty-nine week periods ended February 25, 2001 and February 27, 2000.

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

(2)    SHORT-TERM BORROWINGS

       The Corporation and its subsidiaries maintain short-term unsecured lines of credit with various banks providing credit availability amounting to $85 million, of which $55,641,000 was borrowed at February 25, 2001. The average cost of funds during the thirty-nine week period ended February 25, 2001 was 6.65%.

                         PART I -- FINANCIAL INFORMATION
                     Item 1. Financial Statements, Continued
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

--------------------------------------------------------------------------------
(3)    LONG-TERM DEBT

       The long-term debt of the Corporation and its subsidiaries consist of:

                                                        February 25, 2001      May 28, 2000
--------------------------------------------------------------------------------------------

        8.74% unsecured senior notes payable                 $12,500,000       $12,500,000
           to an insurance company, due
           through 2007


        Other                                                     30,000            62,000
--------------------------------------------------------------------------------------------

                                                              12,530,000        12,562,000

        Less current maturities                                1,801,000         1,821,000

--------------------------------------------------------------------------------------------
        Net Long-Term Debt                                   $10,729,000       $10,741,000
--------------------------------------------------------------------------------------------

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

       The Corporation is in compliance with the restrictive provisions in the agreements as amended or waived as of February 25, 2001.

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

--------------------------------------------------------------------------------------------
                                  Thirty-Nine Weeks Ended          Thirteen Weeks Ended
                                  February 25   February 27      February 25   February 27
                                     2001          2000             2001           2000
--------------------------------------------------------------------------------------------
Revenues:

  Park 100 Foods, Inc.            $1,474,000    $2,028,000        $ 522,000     $ 599,000

Corporate Charges:

  Snyder's of Hanover, Inc.              0      $  110,000             0        $  14,000

Expenditures:

  Park 100 Foods, Inc.            $    4,000    $   46,000        $($4,000)     $  16,000
  ARWCO Corporation               $   73,000    $   11,000        $    0        $   6,000
  Warehime Enterprises, Inc.      $    3,000    $    3,000        $   1,000     $   1,000
  John A. & Patricia M. Warehime  $   53,000    $   51,000        $  20,000     $  19,000
  James G. Sturgill               $   14,000    $   26,000        $    0        $   8,000
  Lippy Brothers, Inc.            $1,284,000    $  675,000        $ 772,000     $ 565,000

  Schaier Travel, Inc.            $    6,000    $    5,000        $   2,000     $   2,000

--------------------------------------------------------------------------------------------

                         PART I -- FINANCIAL INFORMATION
                     Item 1. Financial Statements, Continued
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

--------------------------------------------------------------------------------

The respective February 25, 2001 and May 28, 2000 account balances with related companies are as follows:


                                 February 25, 2001       May 28, 2000
-----------------------------------------------------------------------

Accounts Receivable:

    Snyder's of Hanover, Inc.       $     0              $   26,000
    Park 100 Foods, Inc.            $   174,000          $   96,000
    Lippy Brothers                  $     0              $    7,000


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

--------------------------------------------------------------------------------
(5)    COMPREHENSIVE INCOME

       Comprehensive income is determined as follows:

----------------------------------------------------------------------------------------------------
                                       Thirty-Nine Weeks Ended             Thirteen Weeks Ended
                                     February 25,   February 27,       February 25,     February 27,
                                         2001          2000                2001            2000

----------------------------------------------------------------------------------------------------

        Net Income                   $ 5,198,000    $7,017,000          $659,000        $1,678,000

        Other Comprehensive
           Income (Loss):

           Unrealized Gain (Loss)
           on Investments              (415,000)        65,000         (286,000)         (111,000)
----------------------------------------------------------------------------------------------------

        Comprehensive Income          $4,783,000    $7,082,000          $373,000        $1,567,000
----------------------------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

(6)     RECONCILIATION OF NUMERATOR AND DENOMINATOR FOR BASIC
        AND DILUTED EARNINGS PER SHARE

-----------------------------------------------------------------------------------------------------------
                                                Thirty-Nine Weeks Ended           Thirteen Weeks Ended
                                             February 25,     February 27,     February 25,   February 27,
                                                 2001           2000               2001          2000
-----------------------------------------------------------------------------------------------------------

Numerator for basic earnings per share:

Net earnings applicable to
    common stock                             $5,167,000       $6,984,000         $649,000      $1,667,000

Preferred stock dividends                        31,000           33,000           10,000          11,000
-----------------------------------------------------------------------------------------------------------

Net earnings assuming dilution                5,198,000        7,017,000          659,000       1,678,000
-----------------------------------------------------------------------------------------------------------

Denominator:

Basic weighted average shares                   714,569          715,236          714,497         714,919
Effect of dilutive securities                    13,669           14,218           13,669          14,218
                                                 ------           ------           ------          ------

Diluted weighted average shares                 728,238          729,454          728,166         729,137
-----------------------------------------------------------------------------------------------------------

                         PART I -- FINANCIAL INFORMATION
                     Item 1. Financial Statements, Continued
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

--------------------------------------------------------------------------------
(7)    EMPLOYEE STOCK TRUST

During the quarter ended February 25, 2001, the Corporation established an Employee Stock Trust (the trust) to fund future stock related obligations of the Corporation's compensation and benefit plans, including a concurrently established Employee Stock Ownership Plan. For financial reporting purposes, the Trust will be consolidated with the Corporation. On March 1, 2001, the Corporation contributed 142,449 shares of Class B Common Stock to the Trust. Upon contribution, these shares are recorded at a fair value of $117/per share based upon the most recent appraised value of Class B Common Stock as determined by an independent valuation.

                         PART I -- FINANCIAL INFORMATION
                     Item 1. Financial Statements, Continued
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

--------------------------------------------------------------------------------
(8)    CONTIGENCIES

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

--------------------------------------------------------------------------------
In August 1997, the Board of Directors proposed a further amendment (the "Amendment") Amended and Restated Articles to expand the definition of "disinterested directors" in the manner described below, and to approve certain performance based compensation for John A. Warehime solely for the purpose of making the Corporation eligible for a federal income tax deduction pursuant to
Section 162(m) of the Internal Revenue Code of 1986, as amended. A special meeting was scheduled for August 14, 1997 (the "Special Meeting") to vote on these proposals. On August 8, 1997, Michael A. Warehime filed a motion in the Court of Common Pleas of York County, Pennsylvania to prevent John A. Warehime, in his capacity as voting trustee from voting on these proposals and to enjoin the Amendment. This Motion was denied by the court on August 11, 1997. The Amendment and the proposal under Section 162(m) were approved by Class B Shareholders (John A. Warehime was the sole Class B shareholder to vote affirmatively, in his capacity as voting trustee) on August 14, 1997 and the Amendment became effective on August 14, 1997.

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

                         PART 1 -- FINANCIAL INFORMATION
                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------
FORWARD LOOKING STATEMENTS

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

GENERAL

Prices for processed food tend to rise with overall inflation and not in line with prices of raw farm products. Generally, price surges in farm products due to supply shocks and crop problems are not passed on to consumers dollar for dollar. Management believes consumers often switch from one food product that has risen to another which has not changed in price. As a result, food processors tend to absorb raw farm product price increases to remain competitive. However, when raw farm product prices drop, food processors try to retain some of the savings. The Company does not expect the overall number of pounds of product consumed to significantly increase over the next several years. Generally, the Company expects sales growth by processors beyond expected inflation rates and population growth will come at the expense of and loss of market share by another processor. Sales growth can increase internationally and through promotions to increase consumption through the introduction of new or improved food products.

                         PART I -- FINANCIAL INFORMATION
                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

NET SALES

Consolidated net sales were $233.8 million for the thirty-nine week period ended February 25, 2001. This represents an increase of 4.8% over the thirty-nine week period ended February 27, 2000 consolidated net sales of $223.1 million. Consolidated net sales were $82.2 million for the thirteen week period ended February 25, 2001, a 4.2% increase from consolidated net sales of $78.9 million for the corresponding period in the prior year. The increase was due primarily to increases in the sales of York Foods, Inc., York Snacks, Inc., and Bon Ton Foods, Inc. acquired in January 2000, and increases in frozen Industrial sales. These increases were partially offset by decreases in canned branded retail sales, decreases in private label sales and decreases in canned mushroom sales.

COST OF GOODS SOLD

Cost of goods sold were $176.6 million, or 75.5% of consolidated net sales, in the thirty-nine week period ended February 25, 2001 and $166.7 million, or 74.7% of consolidated net sales, for the corresponding period in 2000. Cost of goods sold was $63.5 million, or 77.2% of consolidated net sales, for the thirteen week period ended February 25, 2001 as compared to $59.7 million, or 75.7% of consolidated net sales, for the corresponding period in 2000. The increase in cost of goods sold as a percentage of net sales resulted from a reduction in higher margin premium branded retail sales. Also, decreased canned mushroom and private label sales as well as increased frozen storage expense and higher energy costs contributed to lower margins. The sales decreases were offset by increases in lower margin snack food sales and frozen industrial sales. The major increase in the thirteen week period ended February 25, 2000 was increased energy costs and frozen storage expense.

SELLING EXPENSES

Selling expenses were $36.1 million, or 15.4% of consolidated net sales, for the thirty-nine week period ended February 25, 2001 as compared to $32.0 million, or 14.4% of consolidated net sales for the corresponding period in 2000. Selling expenses were $13.3 million, or 16.2% of consolidated net sales for the thirteen week period ended February 25, 2001 compared to $11.8 million, or 15.0% of consolidated net sales, during the corresponding period in 2000. The increases in selling expense primarily reflects increases in York Foods, Inc., York Snacks, Inc., and Bon-Ton Foods, Inc., acquired in January 2000 and increased promotions needed to gain back market share and launch new frozen products during the second quarter of the current fiscal year.

                         PART I -- FINANCIAL INFORMATION
                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

ADMINISTRATIVE EXPENSES

Administrative expenses as a percentage of consolidated net sales were 3.8% for the thirty-nine week period ended February 25, 2001 and 4.0% for corresponding period of 2000. Administrative expenses as a percentage of consolidated net sales were 4.0% for the thirteen week period ended February 25, 2001 compared to 4.4% of consolidated net sales during the corresponding period in 2000. Administrative expense as a percentage of sales was higher in the prior year period due to executive bonuses paid in December 1999 which were not paid in the current year.

INTEREST EXPENSE

Interest expense was $3,715,000 for the thirty-nine week period ended February 25, 2001 as compared to $2,962,000 for the same period in 2000. Interest expense was $1,308,000 for the thirteen week period ended February 25, 2001 compared to $1,105,000 for the same period in 2000. The increases are due to higher average borrowings to cover canned and frozen inventory increases as well as higher average cost of funds for the period.

OTHER EXPENSES

Other expenses, net was $204,000 for the thirty-nine week period ended February 25, 2001 as compared to $779,000 for the same period in 2000. Other income, net was $202,000 for the thirteen week period ended February 25, 2001 as compared to $8,000 for the same period in 2000. The decrease in other expenses for the thirty-nine week period is primarily due to decreased foreign translation adjustment compared to the prior period and an increased gain on the sale of investments during the third quarter ended February 25, 2001.

INCOME TAXES

The provision for corporate federal and state income taxes for the thirty-nine week period ended February 25, 2001 was $3.0 million, or 36.5% of pretax earnings, as compared to $4.7 million, or 40.0% of pretax earnings for the same period in 2000. The provision for income taxes was 34.0% of pretax earnings for the thirteen week period ended February 25, 2001 as compared to 40.3% for the same period in 2000. The decrease in the effective tax rate is primarily due to a higher percentage of earnings, that were not subject to income taxes, in foreign jurisdictions in the current periods as compared to the prior periods.

                         PART I -- FINANCIAL INFORMATION
                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------
LIQUIDITY AND CAPITAL RESOURCES
Management's discussion of the Corporation's financial condition should be read in conjunction with the condensed consolidated statements of cash flows appearing on page 7 of this report.

OPERATING ACTIVITIES

Net working capital was $11.2 million at February 25, 2001 and $7.6 million at May 28, 2000. The current ratio was 1.12 and 1.08 at February 25, 2001 and May 28, 2000, respectively.

Cash provided by operating activities for the thirty-nine week period ended February 25, 2000, $2.8 million as compared to cash provided by operating activities of $7.4 million during the same period of 2000. The combination of increased inventory levels as well as lower net earnings offset by increased accounts payable and accrued expenses generated less cash flow in the thirty-nine week period ended February 25, 2001 compared to the prior year period.

INVESTING ACTIVITIES

During the thirty-nine week period ended February 25, 2001, the Corporation spent approximately $7.3 million for the purchase of land and plant upgrades and expansions. This compares to $8.0 million spent during the same period last year for capital projects.

FINANCING ACTIVITIES

The increase in notes payable of approximately $3.3 million during the thirty-nine week period ended February 25, 2001 represents borrowings made against available seasonal lines of credit from financial institutions for use in operations, plant upgrades and expansions.

The Corporation has available seasonal lines of credit from financial institutions in the amount of $85.0 million, of which $55.6 million was utilized as of February 25, 2001. Additional borrowing is permitted within prescribed parameters of existing debt agreements, which contain certain performance covenants.

The Company believes that it has sufficient working capital and availability from seasonal lines of credit to meet it cash flow needs.

                           PART II - OTHER INFORMATION
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

ITEM 1. LEGAL PROCEEDINGS

See note 8 of the Notes of Condensed Consolidated Financial Statements in this form 10-Q for information regarding the 1995 Warehime Family Litigation, the Derivative Action and the 1997 Injunction Proceeding.

ITEM 2. CHANGES IN SECURITIES -- None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES -- None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -- None

ITEM 5. OTHER INFORMATION -- None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

       Exhibit No.                     Description
       -----------                     -----------

               [Add any exhibits]

(b)    Reports on Form 8-K.

No Form 8-K's were filed during the quarter ended February 25, 2001 except for the Form 8-K filed on January 11, 2001 to report the decision of the Supreme Court of Pennsylvania in connection with a litigation matter in which the company was involved.

                                    SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         HANOVER FOODS CORPORATION


Date:   April 10, 2001              By:         /s/ Gary T. Knisely
                                                -------------------------------
                                                Gary T. Knisely
                                                Executive Vice President


                                         By:    /s/ Pietro Giraffa
                                                -------------------------------
                                                Pietro Giraffa
                                                Controller