Form 10-K
period 2001-06-03
HANOVER FOODS CORP /PA/
filed 2001-09-04
CIK 853733

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)

  X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
      EXCHANGE ACT OF 1934
For the fiscal year ended June 3, 2001

                                      OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-------
      SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                             to
                               -------------------------------------------
Commission file number      000-17896
                       ------------------------

                          HANOVER FOODS CORPORATION
            (Exact name of Registrant as specified in its charter)


               PENNSYLVANIA                                 23-0670710
 (State or other jurisdiction of incorporation or      (IRS Employer I.D. No.)
                organization)

     P.O. BOX 334, YORK STREET EXTENDED, HANOVER, PENNSYLVANIA     17331-0334
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
          -----
As of August 10, 2001, the estimated aggregate market value of Class B Voting Common Stock held by non-affiliates of the Registrant was $15,569,515, excluding 142,449 shares owned by an Employee Stock Trust which was consolidated with the Registrant for financial reporting purposes. As of August 10, 2000, the estimated aggregate market value of Class A Common Stock held by non-affiliates of the Registrant was $10,989,108. (The exclusion of the market value of shares owned by any individual or entity shall not be deemed an admission that such person is an "affiliate" of the Registrant.) There was 568,698 shares of Class B Common Stock outstanding as of August 10, 2001, of which 142,449 shares were owned by an Employee Stock Trust which was consolidated with the Registrant for financial reporting purposes. There were 288,247 shares of Class A Common Stock outstanding as of August 10, 2001.

PART I

ITEM 1. BUSINESS

Forward Looking Statements

When used in this Annual Report, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "projected," or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties. including but not limited to quarterly fluctuations in operating results, competition, state and federal regulation, environmental considerations and foreign operations. Such factors, which are discussed in the Annual Report, could affect the Corporation's financial performance and could cause the Corporation's actual results for future periods to differ materially from any opinion or statements expressed herein with respect to future periods. As a result, the Corporation wishes to caution readers not to place undue reliance on any such forward looking statements, which speak only as of the date made.

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

As shown on the transfer books of the Corporation, at the close of business on August 10, 2001, there were 288,427 shares of Class A Common Stock outstanding, 568,698 shares of Class B Common Stock outstanding including 142,449 shares owned by an Employee Stock Trust which was consolidated with the Corporation for financial reporting purposes and 10,000 shares of Series C Convertible Preferred B Common Stock outstanding. On the August 10, 2001, the Corporation also had 6,228 shares of non-voting Series A Preferred Stock and 8,496 shares of non-voting Series B Preferred Stock outstanding, all of which is currently convertible into Class A Common Stock.

OPERATIONS

The Corporation has operations at ten (10) plants in Pennsylvania, one (1) plant in Maryland, one (1) plant in Delaware, two (2) plants in Guatemala and one (1) plant in California.

PRODUCTS

The Corporation markets its products under the brand names HANOVER, HANOVER FARMS, MYERS, PHILLIPS, GIBBS, SUPERFINE, MARYLAND CHIEF, MITCHELL'S, DUTCH FARMS, SUNWISE, O&C (jarred onions only), SPRING GLEN FRESH FOODS, SUNNYSIDE FOODS, NOTTINGHAM, BICKEL'S, BON TON, YORK SNACKS, CABANA and DRAPER KING COLE. The products sold by the Corporation under these brand names include canned vegetables, beans and pasta as well as frozen vegetables, frozen meat products, food entrees, refrigerated and fresh foods, canned and frozen mushrooms and potato chips. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Year Ended June 3, 2001 Results of Operations Compared to Year Ended May 28, 2000" in the 2000 Annual Report attached hereto as Exhibit 13 (the "Annual Report").

DISTRIBUTION

The Corporation's products are marketed under its brand labels and customer private labels to the consumer for home use and also to the food service trade which includes restaurants, fast food chains, hospitals and schools as well as military and other governmental uses. The Corporation's ten largest customers account for approximately 33% of the Corporation's net sales for the fiscal year ended June 3, 2001 and 21% of accounts receivable as of June 3, 2001. No single customer accounted for more than 10% of net sales for the fiscal years ended June 3, 2001, May 28, 2000, and May 30, 1999. The Corporation's products are distributed directly to its customers and indirectly via independent distributors. Sales activities are conducted via Corporation employed sales personnel and independent sales brokerage firms. The Corporation also manufactures private label food products for other food companies.

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

TRADEMARKS

The Corporation has various registered and unregistered trademarks, service marks and licenses which are of material importance to the Corporation's
business.   The principal trademarks of the Corporation are:  Hanover, Myers,
Gibbs, Phillips, Spring Glen, L.K. Bowman, Bickel's, Bon Ton and Cabana.

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

EMPLOYEES

As of June 3, 2001, the Corporation, its divisions and subsidiaries employed approximately 1,741 employees on a full-time and a seasonal basis. Approximately 1,486 employees are employed in the United States and 255 are employed in Guatemala.

A total of 655 production workers at the Hanover, PA, Centre Hall, PA and Clayton, DE plants are members of the United Food and Commercial Workers Union - Locals 1776, 72 and 56, respectively. The Hanover and Centre Hall, PA plants each have their own three (3) year contract beginning January 1, 2000 and ending December 31, 2003. The Clayton, DE plant has its own three (3) year contract beginning January 1, 1998 and ending December 31, 2001. There are no union contracts at any other plants or locations of the Corporation. The Corporation has never had any strikes or labor disputes interfering with its operations. Management considers labor relations to be excellent.

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

Seasonality and Quarterly Fluctuations

The Corporation's operations are affected by the growing cycle of the vegetables it processes. The Corporation's business can be positively or negatively affected by weather conditions nationally and the resulting impact on crop yields. Favorable weather conditions can produce high crop yields and an over-supply situation in a given year. This over-supply typically will result in depressed selling prices and reduced profitability to the Corporation on the inventory produced from that year's crops. Excessive rain or drought conditions can produce low crop yields and a shortage situation. This shortage typically will result in higher selling prices and increased profitability to the Corporation. While the national supply situation controls the pricing, the supply can differ regionally because of variations in weather.

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

Regulation

United States and foreign governmental laws, regulations and policies directly affect the agricultural industry and food processing industry. The Corporation is subject to regulation by the FDA, the USDA, the Federal Trade Commission, the Environmental Protection Agency and various state agencies with respect to production, packaging, labeling and distribution of its food products. The application or modification of existing, or the adoption of new laws, regulations or policies could have an adverse effect on the Corporation's business and results of operations.

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

Risks Associated with Foreign Operations

Foreign operations generally involve greater risks than doing business in the United States. Foreign economies differ favorably or unfavorably from the United States' economy in such respects as the level of inflation and debt, which may result in fluctuations in the value of the country's currency and real property. Further, there may be less government regulation in various countries, and difficulty in enforcing legal rights outside the United States. Additionally, in some foreign countries, there is the possibility of expropriation or confiscatory taxation, limitations on the removal of property or other assets, political or social instability or diplomatic developments which could affect the operations and assets of U.S. companies doing business in that country. Some of these are more pronounced in third world countries such as Guatemala. At June 3, 2001, the total assets of the Corporation's foreign operations were approximately $7.9 million.

Litigation Risks

The Corporation is involved in litigation with the Warehime family (see Item III Legal Proceedings). As a result of the pending litigation there may be a change of control of the Corporation. A change in control could have an adverse effect on the Corporation's business and results of operations.

ITEM 2. PROPERTIES

The following is a list of the Corporation's manufacturing, processing and warehousing properties. The Corporation owns each of the properties.

UNITED STATES

Hanover, PA              -    Canned and jarred products processing,
                              repackaging of frozen vegetables, frozen soft pretzels manufacture, and dry and frozen storage. Corporate research, new product development and quality assurance laboratory
                              (corporate headquarters).

Centre Hall, PA          -    Frozen vegetable processing, frozen food entree
                              and meat pie manufacturing. Dry and frozen storage.

Lancaster, PA            -    Frozen & blanched mushrooms, freeze-dried
                              food and ice manufacturing. Dry and frozen storage.

Nottingham, PA           -    Canned mushrooms, dry storage.

Ephrata, PA              -    Refrigerated, fresh foods and soups
                              manufacturing. Dry, refrigerated and frozen storage.

Manheim, PA              -    Dry storage.

Ridgely, MD              -    Frozen peas, onions, peppers, zucchini and
                              celery.  Dry and frozen storage.


Clayton, DE              -    Frozen vegetables, breaded and panfried
                              mushrooms, frozen food entrees, meat pies and soup manufacture. Dry and frozen storage.

York, PA (3 locations)   -    Dry storage & distribution.
                              Corn product manufacturer. Dry storage.
                              Extruded corn product manufacturer. Dry storage.

GUATEMALA

San Jose Pinula          -    Frozen vegetable processing, dry and frozen
                              storage, research and quality assurance
                              laboratory.

Teculutan                -    Frozen vegetable processing, dry and frozen
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

Under the Amendment, the definition of "disinterested directors" means the person who, in the opinion of counsel for the Corporation, meet any of the following criteria: (i) disinterested directors as defined in Section 1715(e) of the Pennsylvania Business Corporations Law of 1988, as amended; (ii) persons who are not "interested" directors as defined in Section 1.23 of The American Law Institute "Principles of Corporate Governance: Analysis and Recommendations"
(1994); or (iii) persons who qualify as members of the Audit Committee pursuant to Section 303.00 of the New York Stock Exchange's Listed Company Manual.

Michael Warehime filed an appeal from the denial of his motion to enjoin the previously described Amendment to the Company's Amended and Restated Articles. On December 2, 1998, a majority panel of the Superior Court of Pennsylvania issued a decision holding that although John Warehime had acted in good faith in voting for the Amendment to the Amended and Restated Articles as trustee of the Warehime voting trust, Mr. Warehime breached his fiduciary duty to the beneficiaries of the Warehime voting trust in voting for the Amendment. On November 29, 1999, the Supreme Court of Pennsylvania granted a petition for allowance of appeal, filed by John Warehime, and granted a cross-petition for appeal filed by Michael Warehime.

On August 13, 1999, Michael Warehime filed a complaint in equity in the Court of Common Pleas of York County, Pennsylvania, naming as defendants Arthur S. Schaier, Cyril T. Noel, Clayton J. Rohrbach, Jr., John A. Warehime, and the Company. The complaint sought a court order declaring that the September 1999 election for the board of directors of the Company be conducted in accordance with the Articles of Incorporation of the Company as they existed prior to June 25, 1997, an order declaring that the Series C Convertible Preferred Stock cannot be voted, and an order that the following candidates for the board of directors of the Company proposed by Michael Warehime, Sally Yelland, Elizabeth Stick and J. William Warehime be accepted by the Company and listed on the ballot to be distributed at the annual meeting of shareholders of the Company to be held on September 16, 1999: Michael Warehime, Daniel Meckley, Elizabeth Stick, Sonny Bowman, and John Denton. The basis for the complaint was the December 2, 1998 decision of the Pennsylvania Superior Court which held that John A. Warehime breached his fiduciary duties in voting for the Amended and Restated Articles as trustee of the Warehime voting trust. The requested relief was denied by the Court of Common Pleas of York County and Michael Warehime appealed to the Superior Court of Pennsylvania.

On September 12, 2000, the Superior Court of Pennsylvania stated, in a Memorandum decision, that the June 25, 1997 shareholder vote, which adopted the Amended and Restated Articles of Incorporation of the Corporation should be set aside, and remanded the case to the Court of Common Pleas of York County to determine what further relief would be appropriate. On remand, the Court of Common Pleas of York County entered an Order on October 10, 2000 declaring that the Amended and Restated Articles of Incorporation were set aside and that an election should be held without the Amended or Restated Articles of Incorporation. On October 11, 2000, the Supreme Court of Pennsylvania entered an Order staying the Order of the Court of Common Pleas of York County.

On November 27, 2000, the Supreme Court of Pennsylvania reversed and remanded the Order of the Superior Court issued on December 2, 1998 and, in effect, the Order of the Superior Court issued September 12, 2000. In reversing the Superior Court's Order, the Supreme Court of Pennsylvania held that John A. Warehime, the trustee of the voting trust, did not breach his fiduciary duties in voting the trust shares in favor of the Amended and Restated Articles of Incorporation. The Supreme Court remanded the case to the Pennsylvania Superior Court to consider other issues raised by Michael A. Warehime.

On May 4, 2001, the Superior Court of Pennsylvania, on remand from the Pennsylvania Supreme Court to decide several remaining issues, held that the 1997 amendments to the Corporation's Amended and Restated Articles of Incorporation "violated principles of corporate democracy" and should be invalidated even though the Superior Court found the directors acted in good faith and their actions in approving the amendments did not result in a breach of their fiduciary duties. A petition for allocatur was filed with the Pennsylvania Supreme Court requesting that the Pennsylvania Supreme Court review the Superior Court's May 4, 2001 ruling.

On July 24, 2001, Michael Warehime filed a motion for relief with the Court of Common Pleas of York County, Pennsylvania. Michael Warehime's motion for relief requests that the court prevent certain Corporation employees/shareholders from voting "shares issued to the Employee Trust created in March 2001 and effective January 1, 2001 in elections for Corporation's Board of Directors". Michael Warehime's motion for relief also seeks to "set aside the prior votes of the Class C stock." On August 8, 2001 the directors and the Corporation filed a response opposing Michael Warehime's request for relief.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Information contained under the caption "Market for the Registrant's Common Stock and Related Stockholder Matters" of the Corporation's Annual Report to Shareholders as of and for the year ended June 3, 2001, which is attached as
Exhibit 13 and is incorporated herein by reference in response to this item.

ITEM 6. SELECTED FINANCIAL DATA

Information contained under the caption "Financial Highlights Five Year" of the Corporation's Annual Report to Shareholders for the year ended June 3, 2001, which is attached as Exhibit 13 and is incorporated herein by reference in response to this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Incorporated by reference from the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Corporation's Annual Report to Shareholders as of and for the year ended June 3, 2001, which is attached as Exhibit 13 and is incorporated herein by reference in response to this item.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Incorporated by reference from the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Corporation's Annual Report to Shareholders as of and for the year ended June 3, 2001, which is attached as Exhibit 13 and is incorporated herein by reference in response to this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements for Hanover Foods Corporation and Subsidiaries are contained in the Corporation's Annual Report to Shareholders as of and for the year ended June 3, 2001, and quarterly financial data is contained in the Corporation's annual report to shareholders as of and for the year ended June 3, 2001, which is attached as Exhibit 13 and are incorporated herein by reference in response to this item.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Incorporated by reference from the Corporation's Proxy Statement relating to the 2001 Annual Meeting of Shareholders to be filed in accordance with General Instruction G(3) to Form 10-K, except information concerning certain executive officers of the Corporation which is set forth in Section 4.1 of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

Incorporated by reference from the Corporation's Proxy Statement relating to the 2001 Annual Meeting of Shareholders to be filed in accordance with General Instruction G(3) to Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Incorporated by reference from the Corporation's Proxy Statement relating to the 2001 Annual Meeting of Shareholders to be filed in accordance with General Instruction G(3) to Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Incorporated by reference from the Corporation's Proxy Statement relating to the 2001 Annual Meeting of Shareholders to be filed in accordance with General Instruction G(3) to Form 10-K.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   1.    Financial Statements:

            Hanover Foods Corporation and Subsidiaries

               The following financial statements of Hanover Foods Corporation and Subsidiaries are incorporated herein by reference to the Corporation's Annual Report to Shareholders for the year ended June 3, 2001.

               Independent Auditors' Report

               Consolidated Statements of Earnings for the Years Ended June 3, 2001, May 28, 2000, and May 30, 1999.

               Consolidated Balance Sheets as of June 3, 2001 and May 28, 2000.

               Consolidated Statements of Comprehensive Income for the Years Ended June 3, 2001, May 28, 2000, and May 30, 1999.

               Consolidated Statements of Cash Flows for the Years Ended June 3, 2001, May 28, 2000, and May 30, 1999.

               Consolidated Statements of Stockholders' Equity for the Years Ended June 3, 2001, May 28, 2000, and May 30, 1999.

               Notes to Consolidated Financial Statements for the Years Ended June 3, 2001, May 28, 2000 and May 30, 1999.

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

            3(c) Registrant's Amended and Restated By-laws enacted January 15, 1999 are incorporated by reference to the Form 10-K filed on August 30, 1999, wherein such Exhibit is designated as 3(c).

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

            4(h) July 28, 2000 waiver to covenants in the December 1991 Note Agreement between the Corporation and Allstate Life Insurance Corporation (the "Note Agreement") is incorporated by reference to the Form 10-k filed on August 23, 2000, wherein such Exhibit is designated as 4(h).

            4(i) August 3, 2001 waiver to covenants in the December 1991 Note Agreement between the Corporation and Allstate Life Insurance Compensation (the "Note Agreement") is attached at Exhibit 4(i).

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

            Number      Description
            ------      -----------

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

            Number      Description
            ------      -----------

            10(m) August 1, 1997 Amendment No. 2 to June 12, 1995 Employment Agreement between Hanover Foods Corporation and John A. Warehime is incorporated herein by reference to the Form 10-K filed August 27, 1997, wherein such
                        Exhibit is designated 10(m).*

            10(n) May 21, 1997 Senior Executive Agreement between Hanover Foods Corporation and Clement A. Calabrese is incorporated herein by reference to the Form 10-K filed August 27, 1997, wherein such Exhibit is designated 10(n). *

            10(o) May 21, 1997 Senior Executive Agreement between Hanover Foods Corporation and Alan T. Young is incorporated herein by reference to the Form 10-K filed on August 27, 1997, wherein such Exhibit is designated 10(o). *

            10(p) April 22, 1997 John R. Miller, Jr. Voting Agreement is incorporated herein by reference to the Form 10-K filed on August 27, 1997, wherein such Exhibit is designated as 10(p). *

            10(q) April 1, 2000 Amendment No. 3 to June 12, 1995 Employment Agreement between Hanover Foods Corporation and John A. Warehime is incorporated by reference to the Form 10-K filed on August 23, 2000, wherein such Exhibits designated as 10(q).

            10(r) April 1, 2000 Amendment No. 1 to January 23, 1997 Employment Agreement between Hanover Foods Corporation and Gary T. Knisely is incorporated by reference to the Form 10-K filed on August 23, 2000, wherein such Exhibit designated as 10(r).

            10(s)       Annual Top Management Cash Bonus Program is attached as
                        Exhibit 10(s). *

            10(t) October 27, 2000 Senior Executive Agreement between Hanover Foods Corporation and Pietro D. Giraffa, Jr. is attached as Exhibit 10(t).

            10(u) October 27, 2000 Senior Executive Agreement between Hanover Foods Corporation and Edward L. Boeckel, Jr. is attached as Exhibit 10(v).

            10(v) October 27, 2000 Senior Executive Agreement between Hanover Foods Corporation and Daniel E. Schuchart is attached as Exhibit 10(u).

            10(w) October 27, 2000 Senior Executive Agreement between Hanover Foods Corporation and William S. Gaugler, Jr. is attached as Exhibit 10(w).

            10(x) October 27, 2000 Senior Executive Agreement between Hanover Foods Corporation and Timothy D. Mechler is attached as Exhibit 10(x).

            Number      Description
            ------      -----------

            10(y) October 27, 2000 Senior Executive Agreement between Hanover Foods Corporation and Jennifer L. Warehime is attached as Exhibit 10(y).

            10(z) October 27, 2000 Senior Executive Agreement between Hanover Foods Corporation and Jeffrey A. Warehime is attached as Exhibit 10(z).

            10(aa) October 27, 2000 Senior Executive Agreement between Hanover Foods Corporation and J. Andrew Warehime is attached as Exhibit 10(aa).

            13          2001 Annual Report to Shareholders.

            20          Audit Committee Charter

            21          Subsidiaries of the Registrant.


      * Management contract or compensatory plan or arrangement.

(b)   Reports on Form 8-K

      During the fourth quarter of the Fiscal Year ended June 3, 2001, the Company filed a Form 8-K on May 24, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of Hanover Foods Corporation and in the capacity and on the date indicated.


DATE:   AUGUST 31, 2001.

                                          HANOVER FOODS CORPORATION


                                          By: /s/ John A. Warehime
                                              ---------------------------
                                                JOHN A. WAREHIME
                                                Chairman, President and
                                                Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of Hanover Foods Corporation and in the capacity and on the date indicated.


DATE:   AUGUST 31, 2001

By: /s/ John A. Warehime                      By: /s/ Clayton J. Rohrbach, Jr.
    --------------------------------------        -----------------------------
      John A. Warehime                            Clayton J. Rohrbach, Jr.
      Chairman,  President,                        Director
      Chief Executive Officer and Director

By: /s/ Gary T. Knisely                       By: /s/ James G. Sturgill
    --------------------------------------        -----------------------------
      Gary T. Knisely                              James G. Sturgill
      Executive Vice President                     Director
      (Chief Financial Officer)

By: /s/ Pietro D. Giraffa, Jr.                By: /s/ James A. Washburn
    --------------------------------------        -----------------------------
      Pietro D. Giraffa, Jr.                       James A. Washburn
      Vice President - Controller                  Director
      (Chief Accounting Officer)

By: /s/ Arthur S. Schaier                     By: /s/ Cyril T. Noel
    --------------------------------------        -----------------------------
      Arthur S. Schaier                            Cyril T. Noel
      Director                                     Director

By: /s/ T. Edward Lippy
   ---------------------------------------
      T. Edward Lippy
      Director

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

3(c) Registrant's Amended and Restated By-laws enacted January 15, 1999 are incorporated by reference to the Form 10-K filed on August 30, 1999, wherein such Exhibit is designated as 3(c).

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

Number         Description
------         -----------

4(g) July 26, 1999 waiver to covenants in the December 1, 1991 Note Agreement between the Corporation and Allstate Life Insurance Corporation (the "Note Agreement") is incorporated by reference to the Form 10-K filed on August 30, 1999, wherein such Exhibit is designated as 4(g).

4(h) July 28, 2000 waiver to covenants in the December 1991 Note Agreement between the Corporation and Allstate Life Insurance Corporation (the "Note Agreement") is incorporated by reference to the Form 10-k filed on August 23, 2000, wherein such Exhibit is designated as 4(h).

4(i) August 3, 2001 waiver to covenants in the December 1991 Note Agreement between the Corporation and Allstate Life Insurance Compensation (the "Note Agreement") is attached at Exhibit 4(i).

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

10(h)          April 4, 1994 Lease Agreement between John A. and Patricia M.
               Warehime and Hanover Foods Corporation is incorporated herein by reference to the Form 10-K filed July 2, 1996, wherein such
               Exhibit is designated as 10(t).

10(i) July 27, 1995 Installment Sales Agreement for the purchase of 5,148 shares of Hanover Foods Class B Voting Common Stock from Cyril T. Noel, individually, and Cyril T. Noel and Frances L. Noel, jointly, is incorporated herein by reference to the Form 10-K filed July 2, 1996, wherein such Exhibit is designated as 10(u).

10(j) April 1, 1996 Installment Sales Agreement for the purchase of 1,210 shares of Hanover Foods Class B Voting Common Stock and 5,990 shares of Hanover Foods Class A Nonvoting Common Stock from John R. Miller, Jr. is incorporated herein by reference to the Form 10-K filed July 2, 1996, wherein such Exhibit is designated as 10(v).

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

10(o) May 21, 1997 Senior Executive Agreement between Hanover Foods Corporation and Alan T. Young is incorporated herein by reference to the Form 10-K filed on August 27, 1997, wherein such Exhibit is designated 10(o). *

10(p) April 22, 1997 John R. Miller, Jr. Voting Agreement is incorporated herein by reference to the Form 10-K filed on August 27, 1997, wherein such Exhibit is designated as 10(p). *

10(q) April 1, 2000 Amendment No. 3 to June 12, 1995 Employment Agreement between Hanover Foods Corporation and John A. Warehime is incorporated by reference to the Form 10-K filed on August 23, 2000, wherein such Exhibits designated as 10(q).

Number         Description
------         -----------

10(r) April 1, 2000 Amendment No. 1 to January 23, 1997 Employment Agreement between Hanover Foods Corporation and Gary T. Knisely is incorporated by reference to the Form 10-K filed on August 23, 2000, wherein such Exhibit designated as 10(r).

10(s)          Annual Top Management Cash Bonus Program is attached as
               Exhibit 10(s). *

10(t) October 27, 2000 Senior Executive Agreement between Hanover Foods Corporation and Pietro D. Giraffa, Jr. is attached as
               Exhibit 10(t).

10 (u) October 27, 2000 Senior Executive Agreement between Hanover Foods Corporation and Edward L. Boeckel, Jr. is attached as
               Exhibit 10(u).

10(v) October 27, 2000 Senior Executive Agreement between Hanover Foods Corporation and Daniel E. Schuchart is attached as Exhibit 10(v).

10(w) October 27, 2000 Senior Executive Agreement between Hanover Foods Corporation and William S. Gaugler, Jr. is attached as
               Exhibit 10(w).

10(x) October 27, 2000 Senior Executive Agreement between Hanover Foods Corporation and Timothy D. Mechler is attached as Exhibit 10(x).

10(y) October 27, 2000 Senior Executive Agreement between Hanover Foods Corporation and Jennifer L. Warehime is attached as
               Exhibit 10(y).

10(z) October 27, 2000 Senior Executive Agreement between Hanover Foods Corporation and Jeffrey A. Warehime is attached as Exhibit 10(z).

10(aa) October 27, 2000 Senior Executive Agreement between Hanover Foods Corporation and J. Andrew Warehime is attached as Exhibit 10(aa).

13             2001 Annual Report to Shareholders.

20             Audit Committee Charter

21             Subsidiaries of the Registrant.

* Management contract or compensatory plan or arrangement.