Form 10-K/A
period 2001-06-03
HANOVER FOODS CORP /PA/
filed 2001-10-01
CIK 853733

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

(Mark One)


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 3, 2001 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________
Commission file number 000-17896

                            HANOVER FOODS CORPORATION
             (Exact name of Registrant as specified in its charter)

                    PENNSYLVANIA                              23-0670710
(State or other jurisdiction of incorporation          (IRS Employer I.D. No.)
                  or organization)

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
           Class A Nonvoting Common Stock                     None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of August 10, 2001, the estimated aggregate market value of Class B Voting Common Stock held by non-affiliates of the Registrant was $15,569,515, excluding 142,449 shares owned by an Employee Stock Trust which was consolidated with the Registrant for financial reporting purposes. As of August 10, 2000, the estimated aggregate market value of Class A Common Stock held by non-affiliates of the Registrant was $10,989,108. (The exclusion of the market value of shares owned by any individual or entity shall not be deemed an admission that such person is an "affiliate" of the Registrant.) There was 568,698 shares of Class B Common Stock outstanding as of August 10, 2001, of which 142,449 shares were owned by an Employee Stock Trust which was consolidated with the Registrant for financial reporting purposes. There were 288,247 shares of Class A Common Stock outstanding as of August 10, 2001.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

      The following table sets forth the name and the present principal occupation or employment and the name, principal business and address of any corporation or other organization in which such employment is carried on, of the directors and executive officers of the Corporation. Unless otherwise indicated below, the principal business address of each such person is 1486 York Street, PO Box 334, Hanover, PA 17331 and such person is an employee of the Corporation. Directors are indicated with an asterisk.

        NAME AND PRINCIPAL                                   PRESENT OFFICE OR OTHER
         BUSINESS ADDRESS                              PRINCIPAL OCCUPATION OR EMPLOYMENT
         ----------------                              ----------------------------------
John A. Warehime *......................    Chairman of the Board of the Corporation

Clayton J. Rohrbach, Jr. *..............    Retired: Formerly Vice President of Marketing at CPC International
1304 Devonshire Way
Palm Beach, FL  33418

Cyril T. Noel *.........................    Retired; Formerly Vice President of Finance of the Corporation
344 -1/2 North Street
McSherrystown, PA  17344

T. Edward Lippy *.......................    Vice President - Lippy Brothers, Inc.
209 Lees Mill Road
Hampstead, MD  21074

Arthur S. Schaier *.....................    Corporate General Manager - Earnhardt Motor Companies
890 West San Marcos Drive
Chandler, AZ  85224

James G. Sturgill, CPA, CVA *..........     Managing Partner at Sturgill & Associates, LLP
4833 Wentz Road
Manchester, MD  21102-1243

James A. Washburn *.....................    Chairman and CEO at Park 100 Foods
12643 Royce Court
Carmel, IN  46033

Gary T. Knisely, Esq....................    Executive Vice President, Secretary and Counsel of the Corporation
Alan T. Young...........................    Senior Vice President of Purchasing & Transportation of the Corporation
Daniel E. Schuchart.....................    Vice President of Sales of the Corporation
Pietro D. Giraffa, Jr...................    Vice President and Controller of the Corporation
Edward L. Boeckel, Jr...................    Treasurer of the Corporation; General Manager - Bickel's Snack Foods,
                                            Inc.

(b) EXECUTIVE OFFICERS OF THE CORPORATION WHO ARE NOT ALSO DIRECTORS (AS OF AUGUST 10, 2001)

NAME, AGE, AND TERM                                          PRINCIPAL OCCUPATION DURING
  OF OFFICE                                                      PAST FIVE (5) YEARS
  ---------                                                      -------------------
GARY T. KNISELY, ESQUIRE                               Executive Vice President-1995-Present;
Executive Vice President and Secretary                 Vice President-Administration-1989-1995;
1995-Present                                           Counsel-1987-Present; Secretary-1987-
Age: 52                                                Present.  Mr. Knisely also acts as Chief
                                                       Financial Officer of the Corporation
                                                       (January 1996-Present).

PIETRO D. GIRAFFA, JR.                                 Vice President-Controller-1996-Present;
Vice President-Controller                              Controller-1984-1996.  Mr. Giraffa also acts as
1984-Present                                           Chief Accounting Officer of the Corporation
Age: 55                                                (January 1996-Present).

ALAN T. YOUNG                                          Senior Vice President-Purchasing & Transportation
Senior Vice President-Purchasing and Transportation    July 28, 2000-Present
1996 - Present                                         Vice President-Transportation-1996-Present;
Age: 58                                                Vice President-Operations-1991-1996;
                                                       Director of Corporate Logistics-1990-1991;
                                                       Manager of Corporate Systems-1986-1990.

DANIEL E. SCHUCHART                                    Vice President of Sales-October 19, 2000-Present
Vice President of Sales                                Vice President of Industrial Sales-June 1, 1995-
2001 - Present                                         October 18, 2000
Age: 47

EDWARD L. BOECKEL, JR.                                 General Manager-Bickel's Snack Foods, Inc.-
Treasurer - 1997 Present                               January 2000-Present
General Manager - Bickel's                             Treasurer-July 1997-Present; Banking &
Snack Foods, Inc. - January 2000 - Present             Insurance Manager-1995-1997; Vice
Age - 50                                               President CoreStates Bank-1992-1995


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

      Based solely on its review of copies of such forms received by it, the Corporation believes that during the Corporation's fiscal year ended June 3, 2001, all filing requirements applicable to its directors and officers were complied with in a timely fashion.

BOARD OF DIRECTORS, COMMITTEES AND ATTENDANCE AT MEETINGS

      The Board of Directors held six meetings during fiscal 2001. Each director attended 75% or more of the meetings of the Board and committees of which they were members during fiscal 2001.

      The Board of Directors has a Compensation Committee to make recommendations to the Board of Directors concerning compensation for the Corporation's executive officers' and take such other actions as may be required in connection with the Corporation's compensation and incentive plans. During fiscal 2001, the Compensation Committee held one meeting. Members of the Compensation Committee include Directors Rohrbach and Schaier. The report of the Compensation Committee is contained elsewhere herein.

      The Board of Directors also has an Audit Committee to review the Corporation's audited financial statements and makes recommendations to the Board concerning the Corporation's accounting practices and policies and the selection of independent accountants. Members of the Audit Committee include Directors Noel, Rohrbach and Schaier. The Board of Directors believes that the Audit Committee members are independent as defined in NASDAQ Market Place Rule 4200(a)(15). The Audit Committee met twice during fiscal 2001. The Board of Directors adopted an Audit Committee Charter on July 27, 2001, a copy of which was attached as Exhibit 20 to the Form 10-K.

      The Board of Directors has not appointed a standing Nominating Committee. The function of the Nominating directors is carried out by the entire Board of Directors. Pursuant to the By-laws, a shareholder may nominate persons for election as director, provided that the shareholder (i) is a shareholder of record at the time of the nomination and is entitled to vote at the meeting of shareholders for the Board seat to which the nomination relates, and (ii) complies with the notice procedures of Article III, Section 3 of the By-laws. That section as currently in effect provides that the nominating shareholder must deliver notice of the nomination to the Corporation's Secretary not later than June 1 of the calendar year in which the meeting to elect the director or directors is to be held. The required notice must contain certain information including information about the nominee, as prescribed in the By-laws. The By-laws are subject to amendment from time to time.

AUDIT COMMITTEE REPORT

      On July 25, 2001, the Audit Committee met with management to review and discuss the audited financial statements. The Audit Committee also conducted discussions with its independent auditors, KPMG LLP, regarding the matters required by the Statement on Auditing Standards No. 61. As required by Independence Standards Board Standard No. 1, "Independence Discussion with Audit Committees," the Audit Committee has discussed with and received the required written disclosures and a confirming letter from KPMG LLP regarding its independence and has discussed with KPMG LLP its independence. Based upon the review and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Corporation's Annual Report on Form 10-K for the year ended June 3, 2001.

      This Audit Committee Report shall not be deemed incorporated by reference in any document previously or subsequently filed with the Securities and Exchange Commission that incorporates by reference all or any portion of this proxy statement, except to the extent that the Corporation specifically requests that the Audit Committee Report be specifically incorporated by reference.

                         Members of the Audit Committee

         Cyril T. Noel       Clayton Rohrbach, Jr.       Arthur S. Schaier

ITEM 11. EXECUTIVE COMPENSATION

      The following table sets forth certain information regarding the compensation paid to the Chief Executive Officer and each of the four other most highly compensated executive officers of the Corporation who made in excess of $100,000 ("Named Officers") for services rendered in all capacities during the past three fiscal years.

                           SUMMARY COMPENSATION TABLE

                               Annual Compensation

Name and Principal Position                  Fiscal Year    Salary         Bonus         Other Annual     All Other
                                                                                         Compensation    Compensation
------------------------------------------   -----------   --------      --------        ------------   --------------
John A. Warehime..........................       2001      $668,544      $475,472           $4,095(1)   $781,000(2)(4)
Chairman and Chief Executive Officer             2000       636,694       823,606           16,437       589,000(5)
                                                 1999       606,375       502,000            7,070       785,000

Gary T. Knisely...........................       2001      $220,500          $-0-             $-0-      $116,500(3)(4)
Executive Vice President, Secretary              2000       210,000       104,600              -0-        53,000(5)
and Counsel                                      1999       200,000        88,100              -0-        89,000

Alan T. Young.............................       2001      $142,161      $  8,116             $-0-      $  8,500(4)
Senior V.P. - Purchasing and                     2000       138,000        55,885              -0-         8,000(5)
Transportation                                   1999       134,000        59,429              -0-         8,000

Daniel E. Schuchart.......................       2001      $115,000      $ 27,880             $-0-      $  8,160(4)
Vice President - Sales                           2000        92,700        12,375              -0-         8,000(5)
                                                 1999        90,000        90,000              -0-         8,000

Edward L. Boeckel, Jr.....................       2001      $ 92,882      $ 47,700              -0-      $  5,592(4)
Treasurer and General Manager of                 2000        90,177        32,763              -0-         6,332(5)
Subsidiary                                       1999        87,550        30,158              -0-         9,059

----------------------------
(1) Includes perquisites paid pursuant to the June 12, 1995 Employment Agreement, as amended, including the value of a Corporation car and country club dues totaling $4,095.

(2) Includes the Corporation's payment for premiums of $153,000 for two split-dollar life insurance policies on the life of Patricia M. Warehime, the wife of Mr. Warehime, and the accrual of $628,000 to reflect supplemental pension benefits to be paid pursuant to Mr. Warehime's Employment Agreement dated June 12, 1995, as amended.

(3) Includes the Corporation's accrual of $108,000 to reflect supplemental pension benefits to be paid pursuant to Mr. Knisely's Employment Agreement, dated January 23, 1997.

(4) Includes the Corporation's matching contributions pursuant to the 401(k) Plan made to the accounts of Messrs. Warehime, Knisely and Young in the amount of $8,500 each and to the account of Mr. Schuchart in the amount of $8,160 and the account of Mr. Boeckel in the amount of $7,895.

(5) Excludes payments made to such individuals in connection with the termination of the Pension Plan. See "Pension Plan" herein.

The Corporation did not grant any options to the Named Officers during fiscal 2001.

401(K) PLAN

      On April 2, 1990, the Corporation adopted a defined contribution benefit plan, known as the Corporation's 401(k) Savings Plan (the "401(k) Plan"). The 401(k) Plan was amended on June 5, 1992, April 4, 1994, April 28, 1995, July 25, 1997 and December 14, 1997 to read in its present form. Non-union, full-time domestic employees and those employees who are members of Local 56 of the United Food and Commercial Workers Union are eligible to participate after completion of one year of service. Each eligible employee has the option to defer up to 16% of his or her total annual cash compensation per year. As of December 31st of each year, the Corporation, at its discretion, may make matching contributions equal to one hundred percent of each participating employee's account for the first five percent of compensation deferred by each employee. These contributions may be made in cash, Corporation Stock, or a combination of cash and Corporation Stock. The 401(k) Plan provides various investment options. The 401(k) Plan provides for loans to plan participants but does not permit early withdrawals. Matching contributions made by the Corporation to the accounts of the named officers are included in the Summary Compensation Table contained previously herein.

DIRECTOR COMPENSATION

      During fiscal year 2001, each director of the Corporation was paid an annual retainer of $12,000 payable in equal monthly installments of $1,000. Board Members also receive a fee of $1,500 for each quarterly Board meeting attended in person and $750 for each quarterly Board meeting which the director participated in by telephone. Directors are paid $1,000 for each special Board meeting attended in person and $500 for each special Board meeting which the director participated in by telephone. In addition, an annual fee of $1,000 per year was paid for service as a committee chairman. Committee members also received a fee of $1,000 for each committee meeting attended in person and $500 for each committee meeting which the director participated in by telephone.

      In addition, James Sturgill, a director of the Corporation provides consulting services on a hourly fee basis. See "Certain Relationships and Related Transactions."

EMPLOYMENT AGREEMENTS AND CHANGE IN CONTROL SEVERANCE AGREEMENTS

      On June 12, 1995, the Corporation entered into a five-year employment agreement with its Chief Executive Officer, John A Warehime, at an annual base salary of $650,000 with such compensation payable retroactively from April 1, 1994 (the "1995 Employment Agreement"). The 1995 Employment Agreement was amended on February 13, 1997 (Amended Employment Agreement). The principal terms of Mr. Warehime's employment arrangements with the Corporation as amended by the Amended Employment Agreement are set forth below.

      The Amended Employment Agreement provides for annual increases (but not decreases) in the employee's annual salary equal to the greater of 5% of the prior year's salary or the annual percentage increase in the Consumer Price Index (CPI). Mr. Warehime's annual base salary for fiscal 2001 and 2000 was $669,000 and $636,000, respectively. Unless terminated by either party, the Amended Employment Agreement automatically renews annually on each anniversary date so that five years always remain on the term of the agreement. In the event the employee is terminated without cause, or in the event the employee terminates his employment after a reduction (without his written consent) of his duties or authority, compensation, or similar events, the Amended Employment Agreement provides for the payment of the salary and bonus (including all other benefits) over the remaining term of the agreement. In the event of termination due to death or disability, the Amended Employment Agreement provides for the same payment to the employee (or in the event of the death of the employee, his spouse, or descendants) for one year and thereafter the payment of supplemental pension benefits as described below. In addition, the Amended Employment Agreement provides for the reimbursement by the Corporation of the employee's legal and accounting fees up to $75,000 per year and reasonable business expenses incurred by the employee in connection with the business of the Corporation. The Amended Employment Agreement also provides the employee with various other benefits including the use of an automobile, disability and life insurance, and a club membership.

      The annual bonus payable to the employee under the Amended Employment Agreement is equal to $100,000 plus 10% of the Corporation's pretax earnings over $5.0 million provided that no annual bonus is payable if pretax earnings of the Corporation are less than $5.0 million. The Amended Employment Agreement limits salary and the annual bonus payment described above to an aggregate of not more than $1.0 million annually. Annual bonuses can be paid in cash or Class A Common (non-voting) Stock at the option of the employee. For the years ended June 3, 2001, May 28, 2000, and May 30, 1999, the bonus accrued under this agreement was $331,000, $364,000, and $394,000, respectively.

      The Amended Employment Agreement also provides for the annual payment of a long-term performance bonus based upon the Corporation's performance over the prior five-year period as measured by its average sales growth and average increase in operating profits as compared to an industry peer group over the same period. The bonus payable is calculated based upon a formula matrix set forth in the Amended Employment Agreement, with such formula being recommended by an independent management consulting firm retained by the Corporation and approved by the Compensation Committee of the Board of Directors. For the years ended June 3, 2001, May 28, 2000, and May 30, 1999, the long-term performance bonus accrued under this agreement was $144,000, $114,000, and $108,000, respectively.

      The Amended Employment Agreement provides for annual supplemental pension benefits, commencing upon the earlier of (a) five years after termination of the employee (or one year following his death or disability) or (b) the date of retirement, payable during the life of the employee and upon his death for the life of his spouse. Such annual supplemental pension benefits are equal to 60% of average total compensation (including bonuses) over the latest three-year period prior to retirement, assuming retirement at age 65 or later. Supplemental pension benefits are reduced based upon an established formula to the extent the employee retires prior to age 65. The net present value of the cost of providing this future benefit is recognized by the Corporation over the remaining expected years of service. The expense recognized under this agreement was approximately $628,000, $428,000 and $624,000, for the years ended June 3, 2001, May 28, 2000, and May 30, 1999, respectively. The projected benefit obligation was approximately $2,811,000 and $2,174,000 at June 3, 2001 and May 28, 2000,
respectively.

      The Amended Employment Agreement was revised effective as of August 1, 1997 to make certain clarifying changes and to require that bonus payments to Mr. Warehime in any taxable year in excess of $1.0 million would be subject to shareholder approval, which shareholder approval was given on August 14, 1997.

      On January 23, 1997, the Corporation entered into a five-year employment agreement with Gary T. Knisely, Executive Vice President, Secretary, and Counsel of the Corporation, at an annual salary of $175,000 with such compensation payable retroactively from June 1, 1996 (the "Knisely Agreement"). Unless terminated by either party, the Knisely Agreement automatically renews annually on each anniversary date so that five years always remain on the term of the agreement. The Knisely Agreement provides for annual salary increases (but not decreases) equal to the greater of 5% of the prior year's salary or the annual percentage increase in the CPI, as well as incentive bonuses and various other benefits. As of June 3, 2001, the aggregate liability of the Corporation under this agreement for the next five years is estimated to be $1,279,000, excluding annual performance bonuses. In the event the employee is terminated without cause, or in the event the employee terminates his employment after a reduction (without his written consent) of his duties or authority, compensation, or similar events, the Knisely Agreement provides for the payment of the salary and bonus (including all other benefits) over the remaining term of the agreement. In the event of termination due to death or disability, the Knisely Agreement provides for the payment of salary and bonus (including all other benefits) to the employee (or his spouse or other descendants in the event of the employee's death) for the later of one year from the date of such termination or the death of the employee.

      The Knisely Agreement also provides for annual supplemental pension benefits equal to 60% of the employee's average annual compensation (including bonuses but excluding other benefits) over the three most recent fiscal years prior to the employee's termination if the employee is no longer employed by the Corporation and the employee has attained the age of 55. Such annual supplemental pension benefits are payable for the remainder of the lifetime of the employee. The net present value of the cost of providing this future pension benefit is recognized by the Corporation over Mr. Knisely's expected remaining years of service. The expense recognized for supplemental pension benefits under this agreement was approximately $108,000, $45,000 and $81,000, for the years ended June 3, 2001, May 28, 2000 and May 30, 1999, respectively. The projected benefit obligation was approximately $341,000 and $233,000 at June 3, 2001 and May 28, 2000, respectively.

      On May 21, 1997, the Corporation entered into a change in control severance agreement with Alan T. Young which provides for termination compensation if Mr. Young's employment is terminated: (i) involuntarily, within 24 months of change in control or (ii) voluntarily, following a reduction in base salary, duties and responsibilities, within 24 months of a change in control. A "change in control" shall be deemed to occur if John A. Warehime ceases to be Chief Executive Officer of the Corporation or ceases to have the power and authority of the Chief Executive Officer. Pursuant to the terms of this agreement, any payment due thereunder shall be made over a two year period no less frequently than monthly and all payments during any twelve month period shall not in the aggregate exceed the officer's total cash compensation (salary and bonus) received from the Corporation during fiscal 2000.

      On October 17, 2001, the Corporation entered into a similar change in control severance agreement with each of the following eight officers: Mr. Pietro D. Giraffa, Jr., Mr. Edward L. Boeckel, Jr., Mr. Daniel E. Schuchart, Mr. William S. Gaugler, Jr., Mr. Timothy D. Mechler, Ms. Jennifer L. Warehime, Mr. Jeffrey A. Warehime and Mr. J. Andrew Warehime. Jeffrey A. Warehime, Andrew Warehime and Jennifer Warehime are the adult children of John Warehime, the Chairman of the Corporation.

      All payments made pursuant to any of these agreements are subject to the further conditions that: (i) the officer maintain the confidentiality of the Corporation's trade secrets, customer lists and other proprietary information of the Corporation; (ii) for a period of two years following the termination of the officer, neither the officer or his employer or business associate shall enter into or attempt to enter into any business relationship, solicit for employment or employ any person, employed by the Corporation or its affiliates at any time within six months prior to the officer's termination; and (iii) for a period of two years following the termination, the officer shall not directly or indirectly own, manage, operate, join or participate in any capacity, any entity which is primarily engaged in a business which competes with any significant business of the Corporation or its affiliates. If the executives were terminated on May 31, 2001, under circumstances entitling them to severance payments pursuant to these agreements, the aggregate amount due to each under the agreement would have been as follows: Mr. Young $387,770, Mr. Giraffa $311,472, Mr. Boeckel $245,880, Mr. Schuchart $210,150, Mr. Gaugler $207,648, Mr. Mechler $206,892, Ms. Warehime $215,740, Jeffrey A. Warehime $240,500, and Mr. J. Andrew Warehime $113,112.

      The Corporation is also committed to another employee, Patricia H. Townsend, under a previous employment contract, which provides for minimum salary levels, annual adjustments, as well as incentive bonuses and for a term, which ends in March 2004. Provisions contained in the agreement provide for continuation of the remuneration for the remainder of the term of the agreement in the event of termination, incapacity, death, or disability. The estimated commitment for future salaries through the duration of the agreement as of June 3, 2001 was approximately $226,000.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

      Hanover Foods has designed its executive compensation program to attract, motivate and retain talented executives. Toward this end, the executive compensation program provides:

      - A base salary program and benefits to attract and retain talented executives who demonstrate the qualities required in Hanover Food's business operations and who meet the Corporation's established goals and standards.

      - Annual incentive bonus payments that are highly variable based on the achievement of the Corporation's pre-tax earnings goals and pre-established individual goals. These incentive bonuses reward individuals whose performance contributes to achieving strategic and financial corporate objectives, which increase shareholder value. Additionally, the long-term component of the Chief Executive Officer's bonus is determined pursuant to a formula based on the Corporation's performance over the prior five years as compared to an industry peer group over the same period.

      The Corporation's officer compensation program is comprised of base salary, annual cash incentive compensation and various benefits generally available to all full-time employees of the Corporation, including participation in group medical and life insurance plans and a 401(k) plan. The Corporation seeks to be competitive with compensation programs offered by companies in the food processing industry and other companies of a similar size located in its market area based on formal and informal surveys conducted by the Corporation.

      Base Salary. The Corporation has entered into employment agreements with Messrs. Warehime and Knisely pursuant to which they were entitled to receive annual base salaries of $668,544 and $220,500 during fiscal

2001, respectively. Pursuant to the terms of the employment agreements, such salaries are adjusted each year in accordance with the Consumer Price Index. The Board of directors believe that the compensation levels established in the employment agreements were consistent with competitive practices for executives at this level based upon an evaluation performed on these employment agreements by an independent management consulting firm.

      The Corporation also entered into change in control severance agreements with certain officers of the Corporation which are described under "Employment Agreements and Change in Control Severance Agreements." These agreements do not establish a base salary for these officers.

      Annual Incentive Compensation. Under his employment agreement, Mr. Warehime is entitled to receive an annual bonus if the Corporation's pre-tax earnings are $5.0 million or more. Such bonus is equal to $100,000 plus 10% of all pre-tax earnings over $5.0 million. Such bonus, along with base salary, are limited to a maximum of $1.0 million per year. Mr. Warehime is also entitled to a long-term annual bonus based upon the Corporation's performance over the past five years as measured by its average sales growth percentage ("Sales Performance Index") and average percentage of operating profits to sales ("Profitability Index") as compared to the performance of companies in an industry peer group. The bonus amount is determined by a formula contained in Mr. Warehime's employment agreement as calculated by an independent management consulting firm retained by the Corporation.

      Annual cash bonuses of up to 100% of an officer's base salary are paid to the Corporation's officers, other than the Chief Executive Officer, based upon the Corporation's pre-tax earnings. In certain cases, bonuses are based on certain individual performance goals.

      Stock Options. The Corporation does not currently utilize stock options as a means of compensating its executive officers and key employees, however, the Compensation Committee may consider implementing an option plan in the future.

      Compensation of Chief Executive Officer. Pursuant to his employment agreement, Mr. Warehime's annual base salary for fiscal 2001 was $668,544, which represents an increase of $31,850 from fiscal 2000. Mr. Warehime also was paid a bonus (which represents both short and long term components of Mr. Warehime's bonus) pursuant to his employment agreement as a result of the achievement of certain levels of pre-tax income by the Corporation and increases in the Corporation's sales performance index and profitability index as compared to its peers.

     Policy with respect to Section 162(m) of the Internal Revenue Code. Generally, Section 162(m) of the Internal Revenue Code of 1986, and the regulations promulgated thereunder (collectively, "Section 162(m)"), denies a deduction to any publicly held Corporation, such as the Corporation, for certain compensation exceeding $1,000,000 paid during a taxable year to the chief executive officer and the four other highest paid executive officers, excluding, among other things, certain performance-based compensation. The Compensation Committee evaluates to what extent Section 162(m) will apply to its compensation programs. In order to bring bonus payments to Mr. Warehime under his Employment Agreement in excess of $1,000,000 into compliance with Section 162(m), shareholders of the Class B Common Stock approved such bonus payments at a meeting held in August 1997.

                      Members of the Compensation Committee

              Clayton J. Rohrbach, Jr.           Arthur S. Schaier

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND CERTAIN SECURITY HOLDERS

      The following table sets forth as of August 10, 2001 certain information with respect to the beneficial ownership of the Capital Stock by: (i) each person who is known by the Corporation to be the beneficial owner of more than five percent of any class of the Corporation's capital stock; (ii) each of the Corporation's directors and nominees for director; (iii) each of the executive officers of the Corporation named in the Summary Compensation Table (the "Named Officers"); and (iv) the Corporation's directors, nominees for director and executive officers as a group. Except as otherwise indicated, the beneficial owners of the capital stock listed below have sole investment and voting power with respect to such shares. The address of the Directors and Named Officers is that of the Corporation.

                                                                                 SHARES
                                                                         BENEFICIALLY OWNED (1)
                                                                 ------------------------------------
                                                                  CLASS          NUMBER    % OF CLASS
                                                                 ------------------------------------
FIVE PERCENT SHAREHOLDERS
COMMON STOCK

Alan A. Warehime Testamentary Trust A(3)..................       Common A            --          --%
Farmers Bank                                                     Common B        39,828         6.3
c/o Allfirst Bank
13 Baltimore Street
Hanover, PA 17331

Alan A. Warehime Testamentary Trust B(4)..................
Farmers Bank                                                     Common A            --          --
c/o Allfirst Bank                                                Common B        76,165        12.0
13 Baltimore Street
Hanover, PA 17331

Heartland Advisors, Inc.(2)...............................       Common A        49,500        17.2
and William J. Nasgovitz                                         Common B            --          --
790 North Milwaukee Street
Milwaukee, WI 53202

Elizabeth W. Stick........................................       Common A        14,972         4.2
35 Peyton Road                                                   Common B        44,244         7.0
York, PA 17403

J. William Warehime.......................................       Common A         2,734          .8
257 Frederick Street                                             Common B        78,358        12.3
Hanover, PA 17331

John A. Warehime..........................................       Common A         3,562         1.2
6759 E. Moulstown Road                                           Common B        44,730         7.0
Hanover, PA  17331

Sally W. Yelland..........................................       Common A            --          --
2015 Youngs Road                                                 Common B        37,288         5.9
Hanover, PA  17331

Hanover Foods Corporation(5)..............................       Common A            --          --
Employee Stock Trust                                             Common B       142,499        25.0
1486 York Street
Hanover, PA  17331

SERIES C PREFERRED STOCK
Hanover Foods Corporation 401(k) Savings Plan Trust (6)...       Common A            --          --
1486 York Street                                                 Common B            --          --
Hanover, PA 17331                                                Preferred C     10,000       100.0

                       (footnotes begin on the next page)

                                                                                                 SHARES
                                                                                         BENEFICIALLY OWNED (1)
                                                                                 ------------------------------------
                                                                                  CLASS          NUMBER    % OF CLASS
                                                                                 ------------------------------------
DIRECTORS AND NAMED OFFICERS (5)(6)

John A. Warehime...........................................................      Common A         3,562        1.2%
                                                                                 Common B        44,730         7.0

Clayton J. Rohrbach, Jr. (6)(7)............................................      Common A            88           *
                                                                                 Common B            --          --

Cyril T. Noel (5)(6)(7)(8).................................................      Common A           301           *
                                                                                 Common B            --          --
                                                                                 Preferred A        432           *
                                                                                 Preferred B        360           *

T. Edward Lippy............................................................      Common A           385           *
                                                                                 Common B            --          --

Arthur S. Schaier(7).......................................................      Common A         3,500         1.0
                                                                                 Common B            --          --

James G. Sturgill, CPA, CVA................................................      Common A           100           *
                                                                                 Common B            --          --

James A. Washburn..........................................................      Common A            --          --
                                                                                 Common B            --          --

Gary T. Knisely, Esq.(8)...................................................      Common A         1,688           *
                                                                                 Common B            --          --
                                                                                 Preferred B         16           *

Pietro D. Giraffa, Jr......................................................      Common A            --          --
                                                                                 Common B            --          --

Edward L. Boeckel, Jr......................................................      Common A            --          --
                                                                                 Common B            --          --

Alan T. Young..............................................................      Common A            --          --
                                                                                 Common B            --          --

Daniel E. Schuchart........................................................      Common A            88           *
                                                                                 Common B            --          --

All directors and executive officers as a group (total of 12)(9)...........      Common A         9,712         3.4
                                                                                 Common B        44,730         7.9
                                                                                 Preferred A        432         2.9
                                                                                 Preferred B        376         2.3
                                                                                 Preferred C     10,000       100.0


----------------------------

* Less than one percent.

(1) The securities "beneficially owned" by a person are determined in accordance with the definition of "beneficial ownership" set forth in the regulations of the Securities and Exchange Commission and, accordingly, include securities owned by or for the spouse, children or certain other relatives of such person as well as other securities as to which the person has or shares voting or investment power or has the right to acquire within 60 days after the Record Date. The same shares may be beneficially owned by more than one person. Beneficial ownership may be disclaimed as to certain of the securities.

(2) As reported by Heartland Advisors, Inc. ("Heartland") and William J. Nasgovitz, the President and a principle shareholder of Heartland, in Amendment Five to Schedule 13G dated December 31, 2000. Each of Heartland and Mr. Nasgovitz reported sole voting and no dispositive power with respect to the shares held. Such shares are held in investment advisory accounts of Heartland. The interests of one such account, Heartland Value Fund, relates to more than 5% of the class.

(3) Includes shares held by the Alan A. Warehime Testamentary Trust A. Voting and dispositive power with respect to such shares is shared by the five trustees, each of whom has one vote. A majority vote of such individuals is required to vote or dispose of such shares. Trustees of such trust include John A. Warehime, Chairman, President and Chief Executive Officer of the Corporation, Cyril T. Noel, a director of the Corporation, Sally Yelland, Michael Warehime and the Allfirst Bank.

(4) Includes shares held by the Alan A. Warehime Testamentary Trust B. Voting and dispositive power with respect to such shares is shared by the five trustees, each of whom has one vote. A majority vote of such individuals is required to vote or dispose of such shares. Trustees of such trust include John A. Warehime, Chairman, President and Chief Executive Officer of the Corporation, Cyril T. Noel, a director of the Corporation, Sally Yelland, Michael Warehime and the Allfirst Bank.

(5) The Hanover Foods Corporation Employee Stock Trust may be deemed to beneficially own the shares held by such Trust. Shares held by the Trust are voted by the employee beneficiaries of the Trust, on a confidential basis, except for procedural matters where the shares are voted by the trustee of such Trust, Director Noel.

(6) The Hanover Foods Corporation 401(k) Savings Plan ("401(k) Plan") may be deemed to beneficially own the shares held by such plan. The Series C Preferred Stock is currently convertible into shares of the Class A Common Stock on a one for one basis. The trustee of such plan is First Union National Bank. The trustees of the subtrust, which holds the Series C Preferred stock under the plan, are Directors Noel, Rohrbach and Schaier. See Footnote 9 below.

(7) Excludes 10,000 shares of the Series C Preferred Stock held by the 401(k) Plan Trust. In their capacity as co-trustees of such plan, Directors Noel, Rohrbach and Schaier have shared voting and dispositive power over the 10,000 shares held by the 401(k) Plan Trust. Shares held by the 401(k) Plan Trust are voted by a majority of the plan trustees. The Series C Preferred Stock is convertible into Class A Common Stock on a one for one basis.

(8) Shares of Series A or B Preferred Stock are convertible into Class A Common Stock on an equitable basis. The current conversion ratio is 4.0 shares of Series A or B Preferred Stock to one share of Class A Common Stock. Such conversion ratio is subject to change based upon current book value of the Class A Common Stock.

(9) Includes 10,000 of Series C Preferred Stock held by the 401(k) Plan Trust for the benefit of Plan participants. See footnotes 6 and 7 above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      During fiscal 2001, the Corporation and its subsidiaries, in the normal course of business, purchase and sell goods and services to related companies. These transactions are summarized below.

      During fiscal 2001, the Corporation rented equipment from, ARWCO Corporation, Warehime Enterprises, Inc. and Park 100 Foods, Inc. The rental payments pursuant to such lease agreements totaled $15,000 during fiscal 2001. John A. Warehime, the Chairman of the Corporation, owns 33.3% of the outstanding stock of ARWCO Corporation. J. William Warehime, a shareholder of the Corporation, and John A. Warehime own 44.4% and 14.8% of the outstanding stock of Warehime Enterprises, Inc., respectively. James A. Washburn, a director of the Corporation, owns approximately 80% of the outstanding stock of Park 100 Foods, Inc.

      During fiscal 2001, the Corporation leased a two story farm house, adjoining one story guest house and adjoining ground located on Trolley Road, R.D. #3, Hanover, Heidelberg Township, Pennsylvania, for customer housing and entertainment and temporary new employee housing from John A. and Patricia M. Warehime for a total of $67,000.

      During fiscal 2001, the Corporation entered into a change in control severance agreement with each of Mr. Pietro Giraffa, Mr. Edward Boeckel, Mr. Daniel Schuchart, Mr. William Gaugler, Mr. Timothy Mechler, Ms. Jennifer L. Warehime, Mr. Jeffrey A. Warehime and Mr. J. Andrew Warehime. Ms. Warhime and Messers. Jeffrey A. and J. Andrew Warehime are officers of the Corporation and the adult children of John A. Warehime, the Chairman of the Corporation. See "Employment Agreements and Change in Control Severance Agreements."

      During fiscal 2001, the Corporation purchased $1,284,000 contracted vegetables from Lippy Brothers, Inc. T. Edward Lippy, a director of the Corporation, owns approximately 37.0% of the outstanding stock of Lippy Brothers, Inc.

      During fiscal 2001, the Corporation retained James G. Sturgill, CPA, CVA, a director of the Corporation as a financial consultant to provide financial and accounting services to the Corporation. During fiscal 2001, the Corporation paid Mr. Sturgill a total of $20,000 in consulting fees.

      During fiscal 2001, the Corporation sold approximately $1.8 million of frozen food products to Park 100 Foods, Inc., Tipton, Indiana. James A Washburn, a director of the Corporation, owns approximately 80% of the outstanding stock of Park 100 Foods.

STOCK PERFORMANCE GRAPH

      The following graph shows a comparison of the cumulative total return for the Corporation's Class A Common Stock, the NASDAQ Stock Market and the Hanover 2001 Composite Index referred to as Peer Group No. 2 (defined below) as well as the Hanover 2000 Composite Index referred to as Peer Group No. 1 (defined below), assuming an investment of $100 on June 2, 1996 and the reinvestment of all dividends. The data points used for the performance graph are listed below.

      The Hanover 2001 Composite Index reflects the performance of the following publicly traded companies in industries similar to that of the Corporation:
Seneca Foods Corp., J.M. Smuckers Company, Maui Land and Pineapple Co., Inc., Del Monte Foods, Inc. and Odwalla, Inc. The Composite Index has been modified since last year as United Foods, Inc. was acquired by a private company and financial information is not available. The 2000 Composite Index utilized last year included Seneca Foods, United Foods, Inc. and Dean Foods, Inc.

      The following graph is required to be included in this Form 10-K by SEC regulations; however, in reviewing these materials please be advised that since the Corporation's Class A Common Stock is not actively traded, it can not be properly compared to companies whose securities are traded on an exchange or the NASDAQ Stock Market.



[TOTAL RETURN GRAPH]



TOTAL RETURN ANALYSIS
                         6/2/1996    6/1/1997   5/31/1998   5/30/1999   5/28/2000    6/3/2001
                         --------    --------   ---------   ---------   ---------    --------
HANOVER FOODS CORP.       $100.00     $102.85     $153.54     $182.75     $186.57     $155.99
                         --------    --------   ---------   ---------   ---------    --------
HANOVER 2000 COMPOSITE
INDEX (PEER GROUP #1)     $100.00     $153.94     $201.31     $160.08     $136.62     $150.36
                         --------    --------   ---------   ---------   ---------    --------
HANOVER 2001 COMPOSITE
INDEX (PEER GROUP #2)     $100.00     $110.49     $152.24     $161.76     $154.96     $182.02
                         --------    --------   ---------   ---------   ---------    --------
NASDAQ COMPOSITE          $100.00     $113.04     $143.16     $201.97     $268.99     $170.94
                         --------    --------   ---------   ---------   ---------    --------

INDEPENDENT AUDITORS

      The Corporation's independent auditors for fiscal 2001 was the firm of KPMG LLP, Harrisburg, Pennsylvania. The aggregate fees billed by KPMG LLP for professional services rendered for the audit of the Corporation's annual financial statements for the fiscal year ended June 30, 2001 (the "2001 fiscal year") and the reviews of the financial statements included in the Corporation's Form 10-Qs for the 2001 fiscal year totaled $93,500.

      FINANCIAL INFORMATION SYSTEMS DESIGN AND IMPLEMENTATION FEES. There were no professional services related to financial information systems design and implementation by KPMG LLP for the 2001 fiscal year.

      ALL OTHER FEES. The aggregate fees billed for services rendered by KPMG LLP, other than for audit and information technology services, described in the preceding two paragraphs, totaled $ 87,825. for fiscal 2001.

      The Audit Committee has considered whether the provision of services covered in the preceding two paragraphs is compatible with maintaining KPMG's independence.

SHAREHOLDER PROPOSALS

      Pursuant to the proxy rule under the Securities Exchange Act, the Corporation's shareholders are notified that the deadline for providing the Corporation timely notices of any shareholder proposal to be submitted outside of the Rule 14a-8 process for consideration at the Corporation's 2002 Annual Meeting of Shareholders (the "Meeting") will be June 1, 2002, as set forth in the Corporation's Amended and Restated Bylaws. As to all such matters which the Corporation does not have notice by June 1, 2002, discretionary authority shall be granted to the persons designated in the Corporation's proxy related to the 2002 Meeting to vote on such proposal. This change in procedure does not affect the Rule 14a-8 requirements applicable to inclusion of shareholder proposals in the Corporation's proxy materials related to the 2002 Meeting. A shareholder proposal regarding the 2002 Meeting must be submitted to the Corporation at its office located at 1486 York Street, P.O. Box 334, Hanover, Pennsylvania, 17331, by July 1, 2002 to receive consideration for inclusion in the Corporation's 2002 proxy materials. Any such proposal must also comply with the proxy rules under the Securities Exchange Act, including Rule 14a-8.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of Hanover Foods Corporation and in the capacity and on the date indicated.

DATE:SEPTEMBER 28, 2001.

                                                HANOVER FOODS CORPORATION


                                                By:    /s/ John A. Warehime
                                                       ---------------------
                                                       JOHN A. WAREHIME
                                                       Chairman, President and
                                                       Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of Hanover Foods Corporation and in the capacity and on the date indicated.

By:  /s/ John A. Warehime                           Date: September 28, 2001
   -----------------------------------                    ------------------
         John A. Warehime
         Chairman, President,
         Chief Executive Officer and Director

By:  /s/ Gary T. Knisely                            Date: September 28, 2001
   -----------------------------------                    ------------------
         Gary T. Knisely
         Executive Vice President
         (Chief Financial Officer)

By:  /s/ Pietro D. Giraffa, Jr.                     Date: September 28, 2001
   -----------------------------------                    ------------------
         Pietro D. Giraffa, Jr.
         Vice President - Controller
         (Chief Accounting Officer)

By:  /s/ Arthur S. Schaier                          Date: September 28, 2001
   -----------------------------------                    ------------------
         Arthur S. Schaier
         Director

By:  /s/ T. Edward Lippy                            Date: September 28, 2001
   -----------------------------------                    ------------------
         T. Edward Lippy
         Director

By:  /s/ Clayton J. Rohrbach, Jr.                   Date: September 28, 2001
   -----------------------------------                    ------------------
         Clayton J. Rohrbach, Jr.
         Director

By:  /s/ James G. Sturgill                          Date: September 28, 2001
   -----------------------------------                    ------------------
         James G. Sturgill
         Director

By:  /s/ James A. Washburn                          Date: September 28, 2001
   -----------------------------------                    ------------------
         James A. Washburn
         Director

By:  /s/ Cyril T. Noel                              Date: September 28, 2001
   -----------------------------------                    ------------------
         Cyril T. Noel
         Director