Form 10-Q
period 2001-09-02
HANOVER FOODS CORP /PA/
filed 2001-10-16
CIK 853733

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended September 2, 2001

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

                  Class                         Outstanding at September 2, 2001
                  -----                         --------------------------------
     Class A Common Stock, $25 par value                 288,247 shares

     Class B Common Stock, $25 par value                 568,698 shares

                   HANOVER FOODS CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q

                 For the Thirteen Weeks Ended September 2, 2001


Index                                                                      Page
Part I -- Financial Information

      Item 1 -- Financial Statements:

           Condensed Consolidated Balance Sheets
             September 2, 2001 (Unaudited) and June 3, 2001 ...........      3

           Condensed Consolidated Statements of Operations (Unaudited)
             Thirteen Weeks Ended September 2, 2001
             and August 27, 2000 ......................................      5

           Condensed Consolidated Statements of Stockholders'
             Equity, (Unaudited) Thirteen Weeks Ended September 2, 2001      6

           Condensed Consolidated Statements of Cash Flows
             (Unaudited), Thirteen Weeks Ended September 2, 2001
             and August 27, 2000 ......................................      7

           Notes to Condensed Consolidated Financial Statements
             (Unaudited) ..............................................      8

      Item 2 -- Management's Discussion and Analysis of Financial
              Condition and Results of Operations .....................     17
Part II -- Other Information ..........................................     21

      Item 1 -- Legal Proceedings .....................................     20
      Item 2 -- Changes in Securities .................................     23
      Item 3 -- Defaults upon Senior Securities .......................     23
      Item 4 -- Submission of Matters to a Vote of Security Holders ...     23
      Item 5 -- Other Information .....................................     23
      Item 6 -- Exhibits and Reports on Form 8-K ......................     23

                         PART I -- FINANCIAL INFORMATION
                          Item 1. Financial Statements
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets


                                                      September 2, 2001  June 3, 2001
ASSETS                                                   (Unaudited)
-------------------------------------------------------------------------------------
Current Assets:
      Cash and Cash Equivalents                         $  2,743,000     $  1,824,000
      Accounts and Notes Receivable, Net                  26,135,000       27,411,000
      Accounts Receivable from Related Parties, Net                0          115,000
      Inventories
         Finished Goods                                   59,987,000       44,387,000
         Raw Materials and Supplies                       14,586,000       16,907,000
      Prepaid Expenses                                     2,007,000        1,930,000
      Deferred Income Taxes                                  917,000          917,000
-------------------------------------------------------------------------------------
Total Current Assets                                     106,375,000       93,491,000
-------------------------------------------------------------------------------------
Property, Plant and Equipment, at Cost:
      Land and Buildings                                  52,212,000       52,140,000
      Machinery and Equipment                            118,581,000      114,649,000
      Leasehold Improvements                                 544,000          535,000
-------------------------------------------------------------------------------------
                                                         171,337,000      167,324,000
      Less Accumulated Depreciation and
        Amortization                                      95,112,000       92,924,000
-------------------------------------------------------------------------------------
                                                          76,225,000       74,400,000
      Construction in Progress                             2,256,000        4,437,000
-------------------------------------------------------------------------------------
Total Property, Plant and Equipment                       78,481,000       78,837,000
-------------------------------------------------------------------------------------
Other Assets:
      Intangible Assets, Net                               3,689,000        3,735,000
      Other Assets                                         4,925,000        4,665,000
-------------------------------------------------------------------------------------
Total Assets                                            $193,470,000     $180,728,000
-------------------------------------------------------------------------------------

     See accompanying notes to condensed consolidated financial statements.

                         PART I -- FINANCIAL INFORMATION
                     Item 1. Financial Statements, Continued
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets

LIABILITIES AND STOCKHOLDERS' EQUITY                           September 2, 2001     June 3, 2001
                                                                  (Unaudited)
-------------------------------------------------------------------------------------------------
Current Liabilities:
      Notes Payable - Banks                                      $  59,521,000      $  52,328,000
      Accounts Payable                                              25,603,000         24,062,000
      Account Payable from related Parties, Net                         21,000                  0
      Accrued Expenses                                              10,569,000          7,835,000
      Current Maturities of Long-Term Debt                           1,801,000          1,801,000
      Income Taxes Payable                                             831,000            639,000
-------------------------------------------------------------------------------------------------
Total Current Liabilities                                           98,346,000         86,665,000
-------------------------------------------------------------------------------------------------
Long-Term Debt, Less Current Maturities                              8,937,000          8,940,000
Other Liabilities                                                    3,820,000          3,636,000
Deferred Income Taxes                                                3,922,000          4,022,000
-------------------------------------------------------------------------------------------------
Total Liabilities                                                  115,025,000        103,263,000
-------------------------------------------------------------------------------------------------
Stockholders' Equity:
      Series A & B cumulative convertible preferred, $25
           Par Value, 120,000 shares authorized;
           31,216 shares issued at June 3, 2001 and
           September 2, 2001; 14,724 shares outstanding
           at June 3, 2001 and September 2, 2001                       780,000            780,000
      Series C cumulative convertible preferred, $25
           Par Value, 10,000 shares authorized; 10,000
           shares issued and outstanding                               250,000            250,000
      Common stock, Class A, non-voting, $25 Par Value;
           800,000 shares authorized, 349,292 shares
           issued at June 3, 2001 and September 2, 2001;
           288,247 shares outstanding at June 3, 2001 and
           September 2, 2001                                         8,732,000          8,732,000
      Common stock, Class B, voting, $25 Par Value;
           880,000 shares authorized, 635,572 shares issued,
           at June 3, 2001 and September 2, 2001; 426,249
           shares outstanding June 3, 2001 and
           September 2, 2001                                        15,889,000         15,889,000
      Capital Paid in Excess of Par Value                           15,254,000         15,254,000
      Retained Earnings                                             62,468,000         61,273,000
      Treasury Stock, at Cost                                       (8,148,000)        (8,148,000)
      Value of Shares held in Employee Benefit -
           142,449 shares at June 3, 2001 and
           September 2, 2001                                       (16,667,000)       (16,667,000)
      Accumulated Other Comprehensive Income (Loss)                   (113,000)           102,000
-------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                          78,445,000         77,465,000
-------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                       $ 193,470,000        180,728,000
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

                                            THIRTEEN WEEKS ENDED
                                    September 2, 2001   August 27, 2000
                                                         (As restated)
-----------------------------------------------------------------------
Net Sales                              $63,380,000        $65,034,000
Cost of Goods Sold                      49,353,000         49,310,000
-----------------------------------------------------------------------
Gross Profit                            14,027,000         15,724,000

Selling Expenses                         7,870,000          9,559,000
Administrative Expenses                  3,101,000          2,889,000
-----------------------------------------------------------------------
Operating Profit                         3,056,000          3,276,000

Interest Expense                           869,000          1,131,000

Other Expenses, Net                        203,000            236,000
-----------------------------------------------------------------------
Earnings Before Income Taxes             1,984,000          1,909,000

Income Taxes                               543,000            735,000
-----------------------------------------------------------------------
Net Earnings                             1,441,000          1,174,000
Dividends on Preferred Stock                10,000             10,000
-----------------------------------------------------------------------
Net Earnings Applicable to
      Common Stock                       1,431,000          1,164,000
-----------------------------------------------------------------------
Earnings Per Share:
      Net Earnings Per Common
           Share - Basic                      2.00               1.63
      Net Earnings Per Common
           Share - Diluted                    1.98               1.61
Dividends per Share, Common                  0.275              0.275
Basic Weighted Average Shares              714,496            714,670
Diluted Weighted Average Shares            727,919            728,349
-----------------------------------------------------------------------

     See accompanying notes to condensed consolidated financial statements.

                         PART I -- FINANCIAL INFORMATION
                     Item 1. Financial Statements, Continued
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
            Condensed Consolidated Statements of Stockholders' Equity
                                   (Unaudited)

                                                Cumulative         Cumulative
                                                Convertible        Convertible
                                 Total        Preferred Stock    Preferred Stock      Common Stock          Common Stock
                             Stockholders'     Series A & B         Series C             Class A              Class B
                                Equity       Shares   Amount    Shares   Amount    Shares     Amount    Shares     Amount
----------------------------------------------------------------------------------------------------------------------------
Balance, June 3, 2001        $  77,465,000   31,216  $ 780,000  10,000  $ 250,000  349,292  $8,732,000  635,572  $15,889,000

Net Earnings for the Period      1,441,000

Cash Dividends Per Share:
      Preferred -  $2.0625
       annually                    (10,000)
      Common  - $1.10
       annually                   (236,000)
Other Comprehensive Loss          (215,000)
----------------------------------------------------------------------------------------------------------------------------

Balance, September 2, 2001   $  78,445,000   31,216  $ 780,000  10,000  $ 250,000  349,292  $8,732,000  635,572  $15,889,000
----------------------------------------------------------------------------------------------------------------------------


                                 Capital
                                 Paid In                                                                  Accumulated
                                  Excess                     Treasury Stock      Employee Stock Trust        Other
                                  Of Par     Retained                                                    Comprehensive
                                  Value      Earnings     Shares      Amount     Shares      Amount       Income(Loss)
----------------------------------------------------------------------------------------------------------------------
Balance, June 3, 2001          $15,254,000  $61,273,000   144,411  $(8,148,000)  142,449  ($16,667,000)    $ 102,000

Net Earnings for the Period                   1,441,000

Cash Dividends Per Share:
      Preferred -  $2.0625
       annually                                 (10,000)
      Common  - $1.10
       annually                                (236,000)
Other Comprehensive Loss                                                                                  ($ 215,000)
----------------------------------------------------------------------------------------------------------------------

Balance, September 2, 2001     $15,254,000  $62,468,000   144,411  $(8,148,000)  142,449  ($16,667,000)   ($ 113,000)
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

                                                                Period               Period
                                                           September 2, 2001     August 27, 2000
------------------------------------------------------------------------------------------------
Increase (Decrease) in Cash and Cash Equivalents
Operating Activities:
      Net Earnings                                           $  1,441,000         $  1,174,000
      Adjustments to Reconcile Net Earnings:
           To Net Cash Used In Operating Activities:
                Depreciation and Amortization                   2,234,000            2,009,000
                Deferred Income Taxes                            (100,000)             455,000
                Changes in Assets and Liabilities:
                Accounts Receivable                             1,391,000            3,690,000
                Inventories                                   (13,279,000)         (14,503,000)
                Prepaid Expenses                                  (77,000)            (405,000)
                Accounts Payable and Accrued Expenses           4,296,000            4,090,000
                Income Taxes Payable                              192,000             (695,000)
                Other Liabilities                                 184,000              143,000
------------------------------------------------------------------------------------------------
Net Cash Used in Operating Activities                          (3,718,000)          (4,042,000)
------------------------------------------------------------------------------------------------
Investing Activities:
      Increase in Other Assets                                   (475,000)            (122,000)
      Acquisitions of Property, Plant and Equipment            (1,832,000)          (1,610,000)
------------------------------------------------------------------------------------------------
Net Cash Used In Investing Activities                          (2,307,000)          (1,732,000)
------------------------------------------------------------------------------------------------
Financing Activities:
      Increase in Notes Payable                                 7,193,000            2,092,000
      Payments on Long-Term Debt                                   (3,000)             (10,000)
      Payment of Dividends                                       (246,000)            (207,000)
------------------------------------------------------------------------------------------------
Net Cash Provided by (Used In) Financing Activities             6,944,000            1,875,000
------------------------------------------------------------------------------------------------
Net Increase(Decrease) in Cash and Cash Equivalents               919,000           (3,899,000)
Cash and Cash Equivalents, Beginning of Period                  1,824,000            6,978,000
------------------------------------------------------------------------------------------------
Cash and Cash Equivalents, End of Period                     $  2,743,000         $  3,079,000
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

      The Corporation's fiscal year ends at the close of operations on the Sunday nearest to May 31. Accordingly, these financial statements reflect activity for the thirteen week periods ended September 2, 2001 and August 27, 2000.

      These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Form 10-K for the Corporation's fiscal year ended June 3, 2001.

      The condensed consolidated financial statements included herein reflect all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary to present a fair statement of the results of the interim period.

      The results for the interim periods are not necessarily indicative of trends or results to be expected for a full fiscal year.

(2)   SHORT-TERM BORROWINGS

      The Corporation and its subsidiaries maintain short-term unsecured lines of credit with various banks providing credit availability amounting to $90.0 million, of which $59,521,000 was borrowed at September 2, 2001. The average cost of funds during the period ended September 2, 2001 was 4.49%.

                         PART I -- FINANCIAL INFORMATION
                     Item 1. Financial Statements, Continued
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

(3)   LONG-TERM DEBT

      The long-term debt of the Corporation and its subsidiaries consist of:

                                                    September 2, 2001    May 28, 2000
-------------------------------------------------------------------------------------
           8.74% unsecured senior notes payable
                to an insurance company, due
                through 2007                           $10,714,000        $10,714,000

                Other                                       24,000             27,000
-------------------------------------------------------------------------------------
           Total Long-Term Debt                         10,738,000         10,741,000

           Less current maturities                       1,801,000          1,801,000
-------------------------------------------------------------------------------------
           Net Long-Term Debt                          $ 8,937,000        $ 8,940,000
-------------------------------------------------------------------------------------

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

      The Corporation is in compliance with the restrictive provisions in the agreements as amended or waived as of September 2, 2001.

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



                                               Thirteen Weeks Ended
                                    September 2, 2001        August 27, 2000
--------------------------------------------------------------------------------
REVENUES:

Park 100 Foods, Inc.                    $292,000                $444,000

EXPENDITURES:

    Park 100 Foods, Corp.               $  3,000                $      0
    ARWCO Corporation                   $      0                $  1,000
    Warehime Enterprises, Inc.          $  1,000                $  1,000
    John A. & Patricia M. Warehime      $ 14,000                $ 15,000
    James G. Sturgill                   $      0                $  6,000
    Lippy Brothers, Inc.                $314,000                $234,000
    Schaier Travel, Inc.                $  2,000                $  2,000

--------------------------------------------------------------------------------

                         PART I -- FINANCIAL INFORMATION
                     Item 1. Financial Statements, Continued
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

--------------------------------------------------------------------------------
The respective September 2, 2001 and June 3, 2001 account balances with related companies are as follows:

                                    September 2, 2001        June 3, 2001
--------------------------------------------------------------------------------
ACCOUNTS RECEIVABLE:

   Park 100 Foods, Inc.              $ 85,000                    $121,000

--------------------------------------------------------------------------------

Accounts Payable:

   ARWCO Corporation                 $  1,000                    $      0
   Lippy Brothers, Inc.              $102,000                    $      0
   James Sturgill                    $  3,000                    $      0
   John & Patricia Warehime          $      0                    $  5,000
   Schaier Travel                    $      0                    $  1,000

                         PART I -- FINANCIAL INFORMATION
                     Item 1. Financial Statements, Continued
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

--------------------------------------------------------------------------------

(5)   COMPREHENSIVE INCOME

      Comprehensive income is determined as follows:

                                                      13 Weeks Ended
                                             September 2, 2001   August 27, 2000

      Net Income                                $1,441,000          $1,251,000

      Unrealized Gain(Loss) on Investments       ($215,000)           $182,000
                                             -------------       -------------

      Comprehensive Income                      $1,226,000          $1,433,000
                                             -------------       -------------


(6)   RECONCILIATION OF NUMERATOR AND DENOMINATOR FOR BASIC
      AND DILUTED EARNINGS PER SHARE


                                                      13 Weeks Ended
                                             September 2, 2001   August 27,2000

Numerator for basic earnings per share:
Net earnings applicable to
   common stock                                 $1,431,000         $1,164,000

Preferred stock dividends                           10,000             10,000
                                             -------------       -------------
Net earnings assuming dilution                   1,441,000          1,174,000
                                             -------------       -------------
Denominator:
Basic weighted average shares                      714,496            714,670

Effect of dilutive securities                       13,423             13,679
                                             -------------       -------------
Diluted weighted average shares                    727,919            728,349

--------------------------------------------------------------------------------

                         PART I -- FINANCIAL INFORMATION
                     Item 1. Financial Statements, Continued
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

(7) CONTINGENCIES

      LEGAL MATTERS

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

      The director defendants filed an Answer and New Matter to the Amended Complaint on March 17, 1999.

      On September 5, 2001 director defendants filed a Motion to Dismiss the Derivative Action. On September 20, 2001 plaintiffs' filed an answer to director defendants' Motion to Dismiss.

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

8.    SUBSEQUENT EVENT

      On September 1, 2001, the Company entered into a note agreement for the issuance of $25,000,000 of Senior Notes which bear interest of 7.01% per year and are repayable in annual installments beginning September 15, 2002.

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

The following comments should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the Corporation's Annual Report on Form 10-K for the fiscal year ended June 3, 2001.

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

RESULTS OF OPERATIONS
NET SALES

Consolidated net sales were $63.4 million for the thirteen week period ended September 2, 2001. This represents a decrease of 2.5% over the thirteen week period ended August 27, 2000 consolidated net sales of $65.0 million. The decrease of $1.6 million was primarily due to decreased branded retail sales. These decreases were partially offset by increases in food service sales, private label and industrial sales.

                         PART I -- FINANCIAL INFORMATION
                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES


COST OF GOODS SOLD

Cost of good sold were $49.4 million, or 77.9% of consolidated net sales in the thirteen week period ended September 2, 2001 and $49.3 million or 75.8% of consolidated net sales for the corresponding period in 2000. The increase in cost of goods sold as a percentage of net sales resulted primarily from a reduction in branded retail sales and increased energy costs. The increases were partially offset by increases in food service sales, private label sales and industrial sales, but at lower gross profit.

SELLING EXPENSES

Selling expenses were $7.9 million, or 12.4% of consolidated net sales for the thirteen week period ended September 2, 2001 as compared to $9.6 million or 14.7% of consolidated net sales for the corresponding period in 2000. The decrease in selling expenses reflects lower planned promotional expenses against branded retail sales.

ADMINISTRATIVE EXPENSES

Administrative expenses as a percentage of consolidated net sales were 4.9% for the thirteen week period ended September 2, 2001 and 4.4% for the corresponding period of 2000. The increase in administrative expenses reflects increases in corporate outside legal fees and general annual wage increases.

INTEREST EXPENSE

Interest expense was $869,000 for the thirteen week period ended September 2, 2001 as compared to $1,131,000 for the same period in 2000. The decreases in interest is due to lower average cost of funds during the current period.

OTHER EXPENSES

Other expenses were $203,000 for the thirteen week period ended September 2, 2001 as compared to $236,000 for the same period in 2000. The decrease in other expenses is primarily due to a decreased foreign translation adjustment compared to the prior year period.

                         PART I -- FINANCIAL INFORMATION
                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES

INCOME TAXES

The provision for corporate federal and state income taxes for the thirteen week period ended September 2, 2001 was $543,000, or 27.4% of pretax earnings, as compared to $735,000, or 38.5% of pre-tax earnings for the same period in 2000. The decrease in the effective tax rate is primarily due to increased earnings, that were not subject to income taxes, in foreign jurisdictions in the current year period as compared to the prior period.

LIQUIDITY AND CAPITAL RESOURCES

Management's discussion of the Corporation's financial condition should be read in conjunction with the condensed consolidated statements of cash flows appearing on page 7 of this report.

OPERATING ACTIVITIES

Net working capital was $8.0 million at September 2, 2001 and $6.8 million at June 3, 2001. The current ratios were 1.08 on September 2, 2001 and June 3, 2001.

Cash used in operating activities for the thirteen week period ended September 2, 2001 was $3.7 million as compared to cash used in operating activities of $4.0 million during the same period of 2000. The combination of decreased accounts receivable, increased accounts payable and accrued expenses offset by increased inventory levels utilized less cash flow in the thirteen week period ended September 2, 2001 compared to the prior year period.

INVESTING ACTIVITIES

During the thirteen week period ended September 2, 2001, the Corporation spent approximately $1.8 million for the purchase of land and plant upgrades and expansions. This compares to $1.6 million spent during the same period last year for capital projects.

FINANCING ACTIVITIES

The increase in note payable of approximately $7.2 million during the thirteen week period ended September 2, 2001 represents borrowings made against available seasonal lines of credit from financial institutions for use in operations and plant upgrades and expansions.

The Corporation has available seasonal lines of credit from financial institutions in the amount of $90.0 million, of which $59.5 million was utilized as of September 2, 2001. Additional borrowing is permitted within prescribed parameters in existing debt agreements, which contain certain performance covenants.

The Company entered into a note agreement to borrow $25 million of senior notes on September 1, 2001. The Senior Notes bear interest of 7.01% per year and are repayable in annual installments beginning September 15, 2002. The proceeds of the Senior Notes were used to reduce the outstanding seasonal lines of bank credit.

The Company believes that it has sufficient working capital and availability from seasonal lines of credit to meet its cash flow needs.

                           PART II - OTHER INFORMATION
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES

ITEM 1.  LEGAL PROCEEDINGS

LEGAL MATTERS

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

The director defendants filed an Answer and New Matter to the Amended Complaint on March 17, 1999.

On September 5, 2001 director defendants filed a Motion to Dismiss the Derivative Action. On September 20, 2001 plaintiffs' filed an answer to director defendants' Motion to Dismiss.

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

                           PART II - OTHER INFORMATION
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES

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

                           PART II - OTHER INFORMATION
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES

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

                           PART II - OTHER INFORMATION
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES

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

      (a)   Exhibits - None

      (b)   Reports on Form 8-K.

            No reports on Form 8-K were filed during the quarter ended September 2, 2001.

                                    SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          HANOVER FOODS CORPORATION


Date:   October 17, 2001                  By: /s/ Gary T. Knisely
                                          --------------------------------------
                                              Gary T. Knisely
                                              Executive Vice President


                                          By: /s/ Pietro Giraffa
                                          --------------------------------------
                                              Pietro Giraffa
                                              Controller