Form 10-Q
period 2001-12-02
HANOVER FOODS CORP /PA/
filed 2002-01-16
CIK 853733

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended December 2, 2001

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

Indicate the number of shares outstanding of issuer's classes of common stock as of the latest practicable date.

                     Class                       Outstanding at December 2, 2001
                     -----                       -------------------------------
      Class A Common Stock, $25 par value                 288,247 shares

      Class B Common Stock, $25 par value                 568,698 shares

                   HANOVER FOODS CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q

                 For the Twenty Six Weeks Ended December 2, 2001


Index                                                                        Page
Part I -- Financial Information

    Item 1 -- Financial Statements:

       Condensed Consolidated Balance Sheets
          December 2, 2001 (Unaudited) and June 2, 2001 .................      3

       Condensed Consolidated Statements of Operations (Unaudited)
          Twenty Six Weeks Ended and Thirteen Weeks Ended
          December 2, 2001 and November 26, 2000 ........................      5

       Condensed Consolidated Statements of Stockholders'
          Equity, (Unaudited) Twenty-Six Weeks Ended December 2, 2001 ...      6

       Condensed Consolidated Statements of Cash Flows
          (Unaudited), Twenty Six Weeks Ended December 2, 2001
          and November 26, 2000 .........................................      7

       Notes to Condensed Consolidated Financial Statements
          (Unaudited) ...................................................      8

    Item 2 -- Management's Discussion and Analysis of Financial
             Condition and Results of Operations ........................     17

Part II -- Other Information ............................................     21

    Item 1 -- Legal Proceedings .........................................     21
    Items 2-5 -- None ...................................................     21
    Item 6 -- Exhibits and Reports on Form 8-K ..........................     21

                         PART I -- FINANCIAL INFORMATION
                          Item 1. Financial Statements
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets


                                                      December 2, 2001   June 3, 2001
                                                      ----------------   ------------
                                                         (Unaudited)
ASSETS
Current Assets:
      Cash and Cash Equivalents                         $  4,497,000     $  1,824,000
      Accounts and Notes Receivable, Net                  28,636,000       27,411,000
      Accounts Receivable from Related Parties, Net          159,000          115,000
      Inventories:
         Finished Goods                                   62,240,000       44,387,000
         Raw Materials & Supplies                         18,574,000       16,907,000
      Prepaid Expenses                                     2,151,000        1,930,000
      Deferred Income Taxes                                  917,000          917,000
                                                        ------------     ------------
Total Current Assets                                     117,174,000       93,491,000
                                                        ------------     ------------
Property, Plant and Equipment, at Cost:
      Land and Buildings                                  52,272,000       52,140,000
      Machinery and Equipment                            120,288,000      114,649,000
      Leasehold Improvements                                 544,000          535,000
                                                        ------------     ------------
                                                         173,104,000      167,324,000
      Less Accumulated Depreciation and                   97,316,000       92,924,000
        Amortization
                                                        ------------     ------------
                                                          75,788,000       74,400,000

      Construction in Progress                             2,317,000        4,437,000
                                                        ------------     ------------
Total Property, Plant and Equipment                       78,105,000       78,837,000
                                                        ------------     ------------

Other Assets:
      Intangible Assets, Net                               3,642,000        3,735,000
      Other Assets                                         5,045,000        4,665,000
                                                        ------------     ------------
Total Assets                                             203,966,000      180,728,000
                                                        ------------     ------------

     See accompanying notes to condensed consolidated financial statements.

                         PART I -- FINANCIAL INFORMATION
                     Item 1. Financial Statements, Continued
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets


LIABILITIES AND STOCKHOLDERS' EQUITY                          December 2, 2001     June 3, 2001
                                                              ----------------     ------------
                                                                 (Unaudited)
Current Liabilities:
      Notes Payable - Banks                                     $  34,820,000         52,328,000
      Accounts Payable                                             25,915,000         24,062,000
      Accrued Expenses                                             15,954,000          7,835,000
      Current Maturities of Long-Term Debt                          4,299,000          1,801,000
      Income Taxes Payable                                          1,486,000            639,000
                                                                -------------         ----------
Total Current Liabilities                                          82,474,000         86,665,000
                                                                -------------         ----------
Long-Term Debt, Less Current Maturities                            31,434,000          8,940,000
Deferred Income Taxes                                               3,822,000          4,022,000
Other Liabilities                                                   4,004,000          3,636,000
                                                                -------------         ----------
Total Liabilities                                                 121,734,000        103,263,000
                                                                -------------         ----------
Stockholders' Equity:
      Series A & B 8.25% cumulative convertible preferred,
        $25 par value; 120,000 shares authorized; 31,216
        shares issued at June 3, 2001 and December 2, 2001;
        14,724 shares outstanding at June 3, 2001 and
        December 2, 2001                                        $     780,000            780,000
Series C cumulative convertible preferred, $25 par value;
        10,000 shares authorized; 10,000
        shares issued and outstanding                                 250,000            250,000
Common stock, Class A, non-voting, $25 par value;
        800,000 shares authorized, 349,292 shares issued
        at June 3, 2001 and December 2, 2001; 288,247
        shares outstanding at June 3, 2001 and
        December 2, 2001                                            8,732,000          8,732,000
Common stock, Class B, voting, $25 par value;
        880,000 shares authorized, 635,572 shares issued,
        at June 3, 2001 and December 2, 2001; 426,249
        shares outstanding at June 3, 2001 and
        December 2, 2001                                           15,889,000         15,889,000
Capital Paid in Excess of Par Value                                15,254,000         15,254,000
Retained Earnings                                                  66,080,000         61,273,000
Treasury Stock, at Cost                                            (8,148,000)        (8,148,000)
Values of Shares Held in Employee Benefit Trust -
142,449 Shares At June 3, 2001 and December 2, 2001               (16,667,000)       (16,667,000)
Accumulated Other Comprehensive Income                                 62,000            102,000
                                                                -------------         ----------
Total Stockholders' Equity                                         82,232,000         77,465,000
                                                                -------------         ----------
Total Liabilities and Stockholders' Equity                        203,966,000        180,728,000
                                                                -------------         ----------

     See accompanying notes to condensed consolidated financial statements.

                         PART I -- FINANCIAL INFORMATION
                     Item 1. Financial Statements, Continued
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
           Condensed Consolidated Statements of Operations - Unaudited


                                                      26 WEEKS                          13 WEEKS
                                                        ENDED                             ENDED
                                             December 2,     November 26,      December 2,     November 26,
                                                2001             2000             2001             2000
                                                ----             ----             ----             ----
                                                             (as restated)                     (as restated)
Net Sales                                   $150,477,000     $151,603,000     $ 87,097,000     $ 86,569,000
Cost of Goods Sold                           114,872,000      113,409,000       65,519,000       64,099,000
                                            ------------     ------------     ------------     ------------
Gross Profit                                  35,605,000       38,194,000       21,578,000       22,470,000

Selling Expenses                              19,575,000       22,779,000       11,705,000       13,220,000
Administrative Expenses                        5,861,000        5,670,000        2,760,000        2,781,000
                                            ------------     ------------     ------------     ------------
Operating Profit                              10,169,000        9,745,000        7,113,000        6,469,000

Interest Expense                               1,874,000        2,407,000        1,005,000        1,276,000
Other Expenses, Net                              465,000          406,000          262,000          170,000
                                            ------------     ------------     ------------     ------------
Earnings Before Income Taxes                   7,830,000        6,932,000        5,846,000        5,023,000

Income Taxes                                   2,531,000        2,550,000        1,988,000        1,815,000
                                            ------------     ------------     ------------     ------------
Net Earnings                                   5,299,000        4,382,000        3,858,000        3,208,000

Dividends on Preferred Stock                      21,000           21,000           11,000           11,000
                                            ------------     ------------     ------------     ------------
Net Earnings Applicable to Common Stock        5,278,000     $  4,361,000        3,847,000     $  3,197,000
                                            ------------     ------------     ------------     ------------
Earnings Per Share:

Net Earnings Per Common Share - Basic       $       7.39     $       6.10     $       5.38     $       4.47
                                            ------------     ------------     ------------     ------------
Net Earnings Per Common Share - Diluted     $       7.28     $       6.02     $       5.30     $       4.41
                                            ------------     ------------     ------------     ------------
Dividends per Share, Common                 $      0.550     $      0.550     $      0.275     $      0.275
                                            ------------     ------------     ------------     ------------
Basic Weighted Average Shares                    714,496          714,550          714,496          714,536
                                            ------------     ------------     ------------     ------------
Diluted Weighted Average Shares                  727,919          728,230          727,919          728,216
                                            ------------     ------------     ------------     ------------

     See accompanying notes to condensed consolidated financial statements.

                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                         26 Weeks Ended December 2, 2001


                                                  CUMULATIVE
                                                  CONVERTIBLE                     CUMULATIVE
                                                   PREFERRED                      CONVERTIBLE
                                                     STOCK                         PREFERRED
                                    TOTAL          SERIES A                          STOCK
                                STOCKHOLDERS'        AND B                         SERIES C
                                   EQUITY           SHARES          AMOUNT          SHARES          AMOUNT
                                   ------           ------          ------          ------          ------
Balance, June 3, 2001           $ 77,465,000           31,216    $    780,000          10,000    $    250,000
                                ------------     ------------    ------------    ------------    ------------
Net earnings for the period        5,299,000               --              --              --              --
Cash dividends per share:
  Preferred-$2.0625 annually         (21,000)              --              --              --              --
  Common-$1.10 annually             (471,000)              --              --              --              --
Other comprehensive loss        $    (40,000)              --              --              --              --
                                ------------     ------------    ------------    ------------    ------------
Balance, December 2, 2001       $ 82,232,000           31,216    $    780,000          10,000    $    250,000
                                ============     ============    ============    ============    ============


                                       COMMON                          COMMON
                                        STOCK                           STOCK                       CAPITAL PAID
                                       CLASS A                         CLASS B                      IN EXCESS OF      RETAINED
                                       SHARES          AMOUNT          SHARES          AMOUNT        PAR VALUE        EARNINGS
                                       ------          ------          ------          ------        ---------        --------
Balance, June 3, 2001                    349,292    $  8,732,000         635,572    $ 15,889,000    $ 15,254,000    $ 61,273,000
                                    ------------    ------------    ------------    ------------    ------------    ------------
Net earnings for the period                   --              --              --              --              --    $  5,299,000
Cash dividends per share:
  Preferred-$2.0625 annually                  --              --              --              --              --         (21,000)
  Common-$1.10 annually                       --              --              --              --              --    $   (471,000)
Other comprehensive loss                      --              --              --              --              --              --
                                    ------------    ------------    ------------    ------------    ------------    ------------
Balance, December 2, 2001                349,292    $  8,732,000         635,572    $ 15,889,000    $ 15,254,000    $ 66,080,000
                                    ============    ============    ============    ============    ============    ============


                                                                                                   ACCUMULATED
                                  TREASURY                                                           OTHER
                                    STOCK                            EMPLOYEE STOCK TRUST         COMPREHENSIVE
                                   SHARES          AMOUNT           SHARES          AMOUNT           INCOME
                                   ------          ------           ------          ------           ------
Balance, June 3, 2001                144,411    $ (8,148,000)         142,449    $(16,667,000)    $    102,000
                                ------------    ------------     ------------    ------------     ------------
Net earnings for the period               --              --               --              --               --
Cash dividends per share:
  Preferred-$2.0625 annually              --              --               --              --               --
  Common-$1.10 annually                   --              --               --              --               --
Other comprehensive loss                  --              --               --              --     $    (40,000)
                                ------------    ------------     ------------    ------------     ------------
Balance, December 2, 2001            144,411    $ (8,148,000)         142,449    $(16,667,000)    $     62,000
                                ============    ============     ============    ============     ============

     See accompanying notes to condensed consolidated financial statements.

                         PART I -- FINANCIAL INFORMATION
                     Item 1. Financial Statements, Continued
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (Unaudited)


                                                                          26 Weeks Ended
                                                                  Dec. 2, 2001       Nov. 26, 2000
                                                                  ------------       -------------
Increase (Decrease) in Cash and Cash Equivalents

Operating Activities:
      Net Earnings                                                $  5,299,000       $  4,382,000
      Adjustments to Reconcile Net Earnings to Net
            Cash (Used In) Provided by Operating Activities:
                  Depreciation and Amortization                      4,485,000          4,117,000
                  Deferred Income Taxes                               (200,000)           410,000
      Changes in Assets and Liabilities:
                  Accounts Receivable                               (1,269,000)          (147,000)
                  Inventories                                      (19,520,000)       (16,732,000)
                  Prepaid Expenses                                    (221,000)           151,000
                  Accounts Payable and Accrued Expenses              9,972,000          5,336,000
                  Income Taxes Payable                                 847,000            496,000
                  Other Liabilities                                    368,000            286,000
                                                                  ------------       ------------
Net Cash Used in Operating Activities                                 (239,000)        (1,701,000)
                                                                  ------------       ------------
Investing Activities:
      Increase in Other Assets                                        (420,000)          (119,000)
      Acquisitions of Property, Plant and Equipment                 (3,660,000)        (5,220,000)
                                                                  ------------       ------------
Net Cash Used in Investing Activities                               (4,080,000)        (5,339,000)
                                                                  ------------       ------------
Financing Activities:
      Increase (decrease) in Notes Payable                         (17,508,000)         4,478,000
      Proceeds from issuance of long-term debt                      25,000,000                 -0-
      Long-term debt payments                                           (8,000)           (20,000)
      Payment of Dividends                                            (492,000)          (413,000)
      Redemption of Common Stock                                            -0-           (13,000)
                                                                  ------------       ------------
Net Cash Provided by Financing Activities                            6,992,000          4,032,000
                                                                  ------------       ------------
Net Increase (Decrease) in Cash and Cash Equivalents                 2,673,000         (3,008,000)
Cash and Cash Equivalents, Beginning of Period                       1,824,000          6,978,000
                                                                  ------------       ------------
Cash and Cash Equivalents, End of Period                             4,497,000          3,970,000
                                                                  ------------       ------------

See accompanying notes to condensed consolidated financial statements.

                         PART I -- FINANCIAL INFORMATION
                     Item 1. Financial Statements, Continued
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                     December 2, 2001 and November 26, 2000
                                   (Unaudited)


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

      The Corporation's fiscal year ends at the close of operations on the Sunday nearest to May 31st. Accordingly, these financial statements reflect activity for the thirteen-week and twenty-six week periods ended December 2, 2001 and November 26, 2000.

      It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in Form 10-K for the Corporation's fiscal year ended June 2, 2001.

      The condensed consolidated financial statements included herein reflect all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary to present a fair statement of the results of the interim period.

      Amounts for the thirteen and twenty-six week periods ended November 26, 2000 were restated to correct depreciation expenses recorded in the fourth quarter of the year ended June 3, 2001.

      The results for the interim periods are not necessarily indicative of trends or results to be expected for a full fiscal year.

(2)   SHORT-TERM BORROWINGS

      The Corporation and its subsidiaries maintain short-term unsecured lines of credit with various banks providing credit availability amounting to $45 million, of which $34,820,000 was borrowed at December 2, 2001. The average cost of funds during the six month period ended December 2, 2001 was 3.56%.

                         PART I -- FINANCIAL INFORMATION
                     Item 1. Financial Statements, Continued
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


(3)   LONG-TERM DEBT

      The long-term debt of the Corporation and its subsidiaries consist of:

                                                         December 2, 2001   June 2, 2001
                                                         ----------------   ------------
      8.74% unsecured senior notes payable
            to an insurance company, due
            through 2007                                   $10,714,000      $10,714,000

      7.01% unsecured senior notes payable
            to an insurance company, due through 2011       25,000,000               -0-

      Other                                                     19,000           27,000
                                                           -----------      -----------
                                                            35,733,000       10,741,000

      Less current maturities                                4,299,000        1,801,000
                                                           -----------      -----------
      Net Long-Term Debt                                   $31,434,000      $ 8,940,000
                                                           -----------      -----------

      On September 1, 2001, the Company entered into a note agreement for the issuance $25,000,000 of Senior Notes which bear interest of 7.01% (payable quarterly) and are repayable in annual installments beginning September 15, 2002.

      The senior note agreements and the agreements for seasonal borrowing with financial institutions contain various restrictive provisions including those relating to mergers and acquisitions, additional borrowing, guarantees of obligations, lease commitments, limitations on declaration and payment of dividends, repurchase of the Corporation's stock, and the maintenance of working capital and certain financial ratios.

      The Corporation is in compliance with the restrictive provisions in the agreements as amended or waived as of December 2, 2001.

                         PART I -- FINANCIAL INFORMATION
                     Item 1. Financial Statements, Continued
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


(4)   RELATED PARTY TRANSACTIONS

      The Corporation and its subsidiaries, in the normal course of business, purchase and sell goods and services to related parties.

                                      Twenty Six Weeks Ended           Thirteen Weeks Ended
                                      Dec. 2,        Nov. 26,         Dec. 2,        Nov. 26,
                                       2001            2000            2001            2000
                                       ----            ----            ----            ----
REVENUES:
Park 100 Foods, Inc.                $  793,000      $  952,000      $  501,000      $  508,000

EXPENDITURES:
Park 100 Foods, Inc.                $    8,000      $    8,000      $    5,000      $    8,000
ARWCO                               $       -0-     $   73,000      $       -0-     $   72,000
Warehime Enterprises, Inc.          $   79,000      $    2,000      $   78,000      $    1,000
John A. & Patricia M. Warehime      $   26,000      $   33,000      $   12,000      $   18,000
James G. Sturgill                   $       -0-     $   14,000      $       -0-     $    8,000
Lippy Brothers, Inc.                $1,158,000      $  512,000      $  844,000      $  278,000
Schaier Travel, Inc.                $    4,000      $    4,000      $    2,000      $    2,000

                         PART I -- FINANCIAL INFORMATION
                     Item 1. Financial Statements, Continued
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


The respective December 2, 2001 and June 2, 2001 account balances with related companies are as follows:


                                            December 2, 2001        June 2, 2001
                                            ----------------        ------------
ACCOUNTS RECEIVABLE:

      Park 100 Foods, Inc.                      $159,000              $121,000
                                                --------              --------

Accounts Payable:

      Lippy Brothers                            $     -0-             $  5,000
      Schaier Travel                            $     -0-             $  1,000

                         PART I -- FINANCIAL INFORMATION
                     Item 1. Financial Statements, Continued
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


(5)   COMPREHENSIVE INCOME

      Comprehensive income is determined as follows:

                                                              26 Weeks Ended                      13 Weeks Ended
                                                         Dec. 2,           Nov. 26,          Dec. 2,         Nov. 26,
                                                          2001               2000             2001             2000
                                                          ----               ----             ----             ----
            Net Income                                 $ 5,299,000       $ 4,382,000       $ 3,858,000      $ 3,208,000
            Other Comprehensive Income (Loss)
            Unrealized Gain (Loss) on Investments          (40,000)         (129,000)          175,000         (311,000)
                                                       -----------       -----------       -----------      -----------
            Comprehensive Income                       $ 5,259,000       $ 4,253,000       $ 4,033,000      $ 2,897,000
                                                       ===========       ===========       ===========      ===========

(6) RECONCILIATION OF NUMERATOR AND DENOMINATOR FOR BASIC AND DILUTED EARNINGS PER SHARE


      Numerator for basic earnings per share:

                                                 26 Weeks Ended                  13 Weeks Ended
                                             Dec. 2,        Nov. 26,         Dec. 2,        Nov. 26,
                                              2001            2000            2001            2000
                                              ----            ----            ----            ----
      Net earnings applicable to           $5,278,000      $4,361,000      $3,847,000      $3,197,000
      common stock

      Preferred stock dividends                21,000          21,000          11,000          11,000
                                           ----------      ----------      ----------      ----------
      Net earnings assuming dilution       $5,299,000      $4,382,000      $3,858,000      $3,208,000
                                           ==========      ==========      ==========      ==========
      Denominator:
      Basic weighted average shares           714,496         714,550         714,496         714,536
      Effect of dilutive securities            13,423          13,680          13,423          13,680
                                           ----------      ----------      ----------      ----------
      Diluted weighted average shares         727,919         728,230         727,919         728,216
                                           ==========      ==========      ==========      ==========

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

      The director defendants filed an Answer and New Matter to the Amended Complaint on March 17, 1999.

      On September 5, 2001 director defendants filed a Motion to Dismiss the Derivative Action. On September 20, 2001, plaintiffs' filed an answer to director defendants' Motion to Dismiss.

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

RESULTS OF OPERATIONS

NET SALES

Consolidated net sales were $150.5 million for the twenty-six week period ended December 2, 2001. This represents a decrease of .7% over the twenty-six week period ended November 26, 2000 consolidated net sales of $151.6 million. Consolidated net sales were $87.1 million for the thirteen-week period ended December 2, 2001, a .6% increase from consolidated net sales of $86.6 million for the corresponding period in the prior year. The decrease in consolidated net sales for the twenty-six week period was due to decreased branded retail sales. This decrease was partially offset by increases in food service sales, private label and industrial sales. The increase in consolidated net sales for the thirteen-week period was due to increases in food service, private lake and industrial sales partially offset by decreases in branded retail sales.

COST OF GOODS SOLD

Cost of goods sold were $114.9 million, or 76.3% of consolidated net sales in the twenty-six week period ended December 2, 2001 and $113.4 million, or 74.8% of consolidated net sales for the corresponding period in 2000. Cost of goods sold was $65.5 million, or 75.2% of consolidated net sales for the thirteen-week period ended December 2, 2001 as compared to $64.1 million or 74.0% of consolidated net sales for the corresponding period in 2000. The increase in cost of goods sold as a percentage of net sales resulted primarily from a reduction in branded retail sales and increased raw material costs. The increases were partially offset by increases in food service sales, private label sales and industrial sales, but at a lower gross profit.

SELLING EXPENSES

Selling expenses were $19.6 million, or 13.0% of consolidated net sales for the twenty-six period ended December 2, 2001 as compared to $22.8 million or 15.0% of consolidated net sales for the corresponding period in 2000. Selling expenses were $11.7 million or 13.4% of consolidated net sales for the thirteen-week period ended December 2, 2001 compared to $13.2 million, or 15.3% of consolidated net sales during the corresponding period in 2000. The decreases in selling expense reflects lower planned promotional expenses against branded sales for both the twenty-six and the thirteen week periods.

ADMINISTRATIVE EXPENSES

Administrative expenses as a percentage of consolidated net sales were 3.9% for the twenty-six week period ended December 2, 2001 and 3.7% for the corresponding period in 2000. Administrative expenses as a percentage of consolidated net sales were 3.2% for the thirteen

                         PART I -- FINANCIAL INFORMATION
                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES


week period ended December 2, 2001 compared to 3.2% of consolidated net sales during the corresponding period in 2000. The increase in administrative expenses reflects general annual wage increases partially offset by decreases in corporate outside legal fees during the thirteen week period ended December 2, 2001.

INTEREST EXPENSE

Interest expense was $1.9 million for the twenty-six week period ended December 2, 2001 as compared to $2.4 million for the same period in 2000. Interest expense was $1.0 million for the thirteen-week period ended December 2, 2001 compared to $1.3 million for the same period in 2000. The decreases in interest is due to lower average cost of funds during the current fiscal year.

OTHER EXPENSES

Other expenses, net was $465,000 for the twenty-six week period ended December 2, 2001 as compared to $406,000 for the same period in 2000. Other expenses, net was $262,000 for the thirteen-week period ended December 22, 2001 as compared to $170,000 for the same period in 2000. The increase in other expenses for the twenty-six week period primarily resulted from lower gains on the sale of investments that occurred during the quarter ended December 2, 2001.

INCOME TAXES

The provision for corporate federal and state income taxes for the twenty-six week period ended December 2, 2001 was $2.5 million, or 32.3% of pre-tax earnings, as compared to $2.6 million, or 36.8% of pre-tax earnings for the same period in 2000. The provision for income taxes was 34.0% of pre-tax earnings for the thirteen-week period ended December 2, 2001 as compared to 36.1% for the same period in 2000. The decrease in the effective tax rate is primarily due to increased earnings, which were not subject to income taxes, in foreign jurisdictions in the current period as compared to the prior period.

LIQUIDITY AND CAPITAL RESOURCES

Management's discussion of the Corporation's financial condition should be read in conjunction with the condensed consolidated statements of cash flows appearing on page 7 of this report.

OPERATING ACTIVITIES

Net working capital was $34.7 million at December 2, 2001 and $6.8 million at June 3, 2001. The current ratios were 1.42 on December 2, 2001 and 1.08 on June 3, 2001.

                         PART I -- FINANCIAL INFORMATION
                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES

Cash used in operating activities for the twenty-six period ended December 2, 2001 was $.2 million as compared to cash used in operating activities of $1.7 million during the same period of 2000. The combination of increased earnings, increased accounts payable and accrued expenses offset by increased inventory levels and increased accounts receivable utilized less cash flow in the twenty-six week period ended December 2, 2001 compared to the prior year period.

INVESTING ACTIVITIES

During the twenty-six week period ended December 2, 2001, the Corporation spent approximately $3.7 million for plant upgrades and expansions. This compares to $5.2 million spent during the same period last year for capital projects.

FINANCING ACTIVITIES

The decrease in notes payable of approximately $17.5 million during the twenty-six week period ended December 2, 2001 represents borrowings of $7.5 million made against available season lines of credit from financial institutions for use in operations and the payment of $25.0 million on September 1, 2001 from proceeds from a senior note agreement with John Hancock Financial Services which bears interest of 7.01% per year and is repayable 10 annual installments beginning September 15, 2002.

The Corporation has available seasonal lines of credit from financial institutions in the amount of $45.0 million, of which $34.8 million was utilized as of December 2, 2001. Additional borrowing is permitted within prescribed parameters in existing debt agreements, which contain certain performance covenants.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

ITEM 5. OTHER INFORMATION -- None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits - None

      (b)   Reports on Form 8-K

            No reports on Form 8-K were filed during the quarter ended December 2, 2001.

                                    SIGNATURE



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        HANOVER FOODS CORPORATION


Date:   January 16, 2002                By:  /s/ Gary T. Knisely
                                             -----------------------------------
                                             Gary T. Knisely
                                             Executive Vice President


                                        By:  /s/ Pietro Giraffa
                                             -----------------------------------
                                             Pietro Giraffa
                                             Controller