Form 10-Q
period 2002-03-03
HANOVER FOODS CORP /PA/
filed 2002-04-17
CIK 853733

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 3, 2002

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

Indicate the number of shares outstanding of issuer's classes of common stock as of the latest practicable date.

                         Class                      Outstanding at March 3, 2002
                         -----                      ----------------------------
         Class A Common Stock, $25 par value                 288,247 shares

         Class B Common Stock, $25 par value                 568,698 shares

                   HANOVER FOODS CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q

           For the Thirty-Nine and Thirteen Weeks Ended March 3, 2002


Index                                                                                                  Page
Part I -- Financial Information

     Item 1 -- Financial Statements:

         Condensed Consolidated Balance Sheets
           March 3, 2002 (Unaudited) and June 3, 2001...............................................     3

         Condensed Consolidated Statements of Operations (Unaudited)
           Thirty-Nine Weeks and Thirteen Weeks Ended
           March 3, 2002 and February 25, 2001 .....................................................     5

         Condensed Consolidated Statement of Stockholders'
           Equity, Thirty-Nine Weeks Ended March 3, 2002 (Unaudited)................................     6

         Condensed Consolidated Statements of Cash Flows
           (Unaudited), Thirty-Nine Weeks Ended March 3, 2002
           and February 25, 2001....................................................................     7

         Notes to Condensed Consolidated Financial Statements
           (Unaudited)..............................................................................     8

     Item 2 -- Management's Discussion and Analysis of Financial
         Condition and Results of Operations.......................................................     17
Part II -- Other Information.......................................................................     22

     Item 1-- Legal Proceedings....................................................................     22
     Items 2-6    -- None..........................................................................     22

                         PART I -- FINANCIAL INFORMATION
                          Item 1. Financial Statements
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets


------------------------------------------------------------------------------------------------------
                                                               March 3, 2002              June 3, 2001
ASSETS                                                          (Unaudited)
------------------------------------------------------------------------------------------------------
Current Assets:
     Cash and Cash Equivalents                                  $  4,186,000              $  1,824,000
     Accounts and Notes Receivable, Net                           30,518,000                27,411,000
     Accounts Receivable from Related Parties, Net                   158,000                   115,000
     Inventories:
         Finished Goods                                           56,204,000                44,387,000
         Raw Materials and Supplies                               17,860,000                16,907,000
     Prepaid Expenses                                              3,028,000                 1,930,000
     Deferred Income Taxes                                           917,000                   917,000
------------------------------------------------------------------------------------------------------
Total Current Assets                                             112,871,000                93,491,000
------------------------------------------------------------------------------------------------------
Property, Plant and Equipment, at Cost:
     Land and Buildings                                           52,591,000                52,140,000
     Machinery and Equipment                                     123,862,000               114,649,000
     Leasehold Improvements                                          544,000                   535,000
------------------------------------------------------------------------------------------------------
                                                                 176,997,000               167,324,000

Less Accumulated Depreciation & Amortization                      99,537,000                92,924,000
------------------------------------------------------------------------------------------------------
                                                                  77,460,000                74,400,000

     Construction in Progress                                        280,000                 4,437,000
------------------------------------------------------------------------------------------------------
Total Property, Plant and Equipment                               77,740,000                78,837,000
------------------------------------------------------------------------------------------------------
Other Assets:
     Intangible Assets, Net                                        3,596,000                 3,735,000
     Other Assets                                                  5,122,000                 4,665,000
------------------------------------------------------------------------------------------------------
Total Assets                                                    $199,329,000              $180,728,000
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

----------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY                                                       March 3, 2002              June 3, 2001
                                                                                            (Unaudited)
----------------------------------------------------------------------------------------------------------------------------------
Current Liabilities:
     Notes Payable - Banks                                                                 $  33,432,000             $  52,328,000
     Accounts Payable                                                                         22,307,000                24,062,000
     Accrued Expenses                                                                         15,414,000                 7,835,000
     Current Maturities of Long-Term Debt                                                      4,298,000                 1,801,000
     Income Taxes Payable                                                                        910,000                   639,000
----------------------------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                                     76,361,000                86,665,000
----------------------------------------------------------------------------------------------------------------------------------
Long-Term Debt, Less Current Maturities                                                       31,431,000                 8,940,000
Other Liabilities                                                                              4,074,000                 3,636,000
Deferred Income Taxes                                                                          3,662,000                 4,022,000
----------------------------------------------------------------------------------------------------------------------------------
Total Liabilities                                                                            115,528,000               103,263,000
----------------------------------------------------------------------------------------------------------------------------------
Stockholders' Equity:
  Series A & B 8.25% cumulative convertible preferred, $25 par value, 120,000 shares authorized;
     31,216 shares issued at March 3, 2002 and June 3, 2001
     14,724 shares outstanding at March 3, 2002 and
     June 3, 2001                                                                                780,000                   780,000
 Series C cumulative convertible preferred, $25
     par value, 10,000 shares authorized; 10,000
     shares issued and outstanding                                                               250,000                   250,000
Common stock, Class A, non-voting, $25 par value;
     800,000 shares authorized, 349,292 shares issued at March 3, 2002 and June
     3, 2001, 288,247 shares
     outstanding at March 3, 2002 and June 3, 2001                                             8,732,000                 8,732,000
Common stock, Class B, voting, $25 par value;
     880,000 shares authorized, 635,572 shares issued at March 3, 2002 and June
     3, 2001, 430,507 shares and 426,249 shares outstanding at March 3, 2002
     and June 3, 2001, respectively                                                           15,889,000                15,889,000
Capital Paid in Excess of Par Value                                                           15,236,000                15,254,000
Retained Earnings                                                                             67,271,000                61,273,000
Treasury Stock, at Cost                                                                       (8,148,000)               (8,148,000)
Values of Shares Held in Employee Stock Trust
     138,191 shares at March 3, 2002 and 142,449 shares
     at June 3, 2001                                                                         (16,168,000)              (16,667,000)
Accumulated Other Comprehensive Income (Loss)                                                    (41,000)                  102,000
----------------------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                                    83,801,000                77,465,000
----------------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                                                 $ 199,329,000             $ 180,728,000
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

-------------------------------------------------------------------------------------------------------------------------------
                                                 Thirty-Nine Weeks Ended                         Thirteen Weeks Ended
                                             March 3,               February 25,             March 3,              February 25,
                                               2002                    2001                    2002                    2001
                                                                   (as restated)                                   (as restated)
-------------------------------------------------------------------------------------------------------------------------------
Net Sales                                  $227,334,000            $233,815,000            $ 76,857,000            $ 82,212,000
Cost of Goods Sold                          173,969,000             176,984,000              59,097,000              63,575,000
-------------------------------------------------------------------------------------------------------------------------------
Gross Profit                                 53,365,000              56,831,000              17,760,000              18,637,000
Selling Expenses                             29,620,000              36,110,000              10,045,000              13,331,000
Administrative Expenses                       9,692,000               8,997,000               3,831,000               3,327,000
-------------------------------------------------------------------------------------------------------------------------------
Operating Profit                             14,053,000              11,724,000               3,884,000               1,979,000

Interest Expense                              2,899,000               3,715,000               1,025,000               1,308,000
Other Expenses (Income), Net                  1,233,000                 204,000                 768,000                (202,000)
-------------------------------------------------------------------------------------------------------------------------------
Earnings Before Income Taxes                  9,921,000               7,805,000               2,091,000                 873,000

Income Taxes                                  3,185,000               2,847,000                 654,000                 297,000
-------------------------------------------------------------------------------------------------------------------------------
Net Earnings                                  6,736,000               4,958,000               1,437,000                 576,000
Dividends on Preferred Stock                     31,000                  31,000                  10,000                  10,000
-------------------------------------------------------------------------------------------------------------------------------
Net Earnings Applicable to
     Common Stock                          $  6,705,000            $  4,927,000            $  1,427,000            $    566,000
-------------------------------------------------------------------------------------------------------------------------------
Earnings Per Share:
     Net Earnings Per Common
         Share - Basic                     $       9.37            $       6.89            $       1.99            $       0.79
     Net Earnings Per Common
         Share - Diluted                   $       9.24            $       6.81            $       1.97            $       0.79
Dividends Per Share, Common                $      0.825            $      0.825            $      0.275            $      0.275
Basic Weighted Average Shares                   715,463                 714,569                 717,397                 714,497
Diluted Weighted Average Shares                 728,886                 728,238                 730,820                 728,166
-------------------------------------------------------------------------------------------------------------------------------

     See accompanying notes to condensed consolidated financial statements.

                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
            Condensed Consolidated Statements of Stockholders' Equity
                          39 Weeks Ended March 3, 2002

                                                     CUMULATIVE
                                                     CONVERTIBLE                         CUMULATIVE
                                                      PREFERRED                         CONVERTIBLE
                                                       STOCK                             PREFERRED                        COMMON
                                      TOTAL           SERIES A                             STOCK                          STOCK
                                  STOCKHOLDERS'        AND B                              SERIES C                        CLASS A
                                     EQUITY            SHARES          AMOUNT              SHARES       AMOUNT            SHARES
                                  ------------        ---------     ------------           ------    ------------         -------
Balance, June 3, 2001             $ 77,465,000           31,216     $    780,000           10,000    $    250,000         349,292
                                  ------------           ------     ------------           ------    ------------         -------
Net earnings for the period          6,736,000
Cash dividends per share:
  Preferred-$2.0625 annually           (31,000)
  Common-$1.10 annually               (707,000)
Issuance of common stock to
  Employee StockOwnership Plan         481,000
Other comprehensive loss          $   (143,000)
                                  ------------           ------     ------------           ------    ------------         -------
Balance, March 3, 2002            $ 83,801,000           31,216     $    780,000           10,000    $    250,000         349,292
                                  ============           ======     ============           ======    ============         =======

                                                      COMMON                       CAPITAL
                                                      STOCK                          PAID                            TREASURY
                                                      CLASS B                    IN EXCESS OF      RETAINED           STOCK
                                    AMOUNT            SHARES         AMOUNT       PAR VALUE        EARNINGS           SHARES
                                 ------------         -------    ------------    ------------    ------------         -------
Balance, June 3, 2001            $  8,732,000         635,572    $ 15,889,000    $ 15,254,000    $ 61,273,000         144,411
                                 ------------         -------    ------------    ------------    ------------         -------
Net earnings for the period                                                                         6,736,000
Cash dividends per share:
  Preferred-$2.0625 annually                                                                          (31,000)
  Common-$1.10 annually                                                                              (707,000)
Issuance of common stock to
  Employee StockOwnership Plan                                                        (18,000)
Other comprehensive loss
                                 ------------         -------    ------------    ------------    ------------         -------
Balance, March 3, 2002           $  8,732,000         635,572    $ 15,889,000    $ 15,236,000    $ 67,271,000         144,411
                                 ============         =======    ============    ============    ============         =======

                                                                                          ACCUMULATED
                                                             EMPLOYEE STOCK TRUST           OTHER
                                         AMOUNT              SHARES        AMOUNT        INCOME (LOSS)
                                      ------------          -------    ------------     ------------
Balance, June 3, 2001                 $ (8,148,000)         142,449    $(16,667,000)    $    102,000
                                      ------------          -------    ------------     ------------
Net earnings for the period
Cash dividends per share:
  Preferred-$2.0625 annually
  Common-$1.10 annually
Issuance of common stock to
  Employee StockOwnership Plan                               (4,258)        499,000
Other comprehensive loss                                                                    (143,000)
                                      ------------          -------    ------------     ------------
Balance, March 3, 2002                $ (8,148,000)         138,191    $(16,168,000)    $    (41,000)
                                      ============          =======    ============     ============

     See accompanying notes to condensed consolidated financial statements.

                         PART I -- FINANCIAL INFORMATION
                     Item 1. Financial Statements, Continued
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
            Condensed Consolidated Statements of Cash Flows Unaudited

---------------------------------------------------------------------------------------------------------------------------------
                                                                                                 Thirty-Nine Weeks Ended
                                                                                           March 3, 2002        February 25, 2001
---------------------------------------------------------------------------------------------------------------------------------
Increase (Decrease) in Cash and Cash Equivalents

Operating Activities:
     Net Earnings                                                                           $  6,736,000             $  4,958,000
---------------------------------------------------------------------------------------------------------------------------------
     Adjustments to Reconcile Net Earnings to Net
         Cash Provided by Operating Activities:
              Depreciation and Amortization                                                    6,752,000                6,263,000
              Non Cash Charge (ESOP contribution)                                                481,000                        0
              Deferred Income Taxes                                                             (360,000)                 148,000
     Changes in Assets and Liabilities:
              Accounts Receivable                                                             (3,150,000)                 543,000
              Inventories                                                                    (12,770,000)             (10,602,000)
              Prepaid Expenses                                                                (1,098,000)                 214,000
              Accounts Payable and Accrued Expenses                                            5,824,000                1,028,000
              Income Taxes Payable                                                               271,000                 (183,000)
              Other Liabilities                                                                  438,000                  427,000
---------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                                      3,124,000                2,796,000
---------------------------------------------------------------------------------------------------------------------------------
Investing Activities:
     Increase in Other Assets                                                                   (600,000)                (366,000)
     Acquisitions of Property, Plant and Equipment                                            (5,516,000)              (7,280,000)
---------------------------------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                                                         (6,116,000)              (7,646,000)
---------------------------------------------------------------------------------------------------------------------------------
Financing Activities:
     Increase (Decrease) in Notes Payable, Net                                               (18,896,000)               3,261,000
     Proceeds from Issuance of Long-Term Debt                                                 25,000,000                        0
     Payments on Long-Term Debt                                                                  (12,000)                 (32,000)
     Payment of Dividends                                                                       (738,000)                (621,000)
     Redemption of Common Stock                                                                        0                  (14,000)
---------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                                                      5,354,000                2,594,000
---------------------------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                                           2,362,000               (2,256,000)
Cash and Cash Equivalents, Beginning of Period                                                 1,824,000                6,978,000
---------------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents, End of Period                                                    $  4,186,000             $  4,722,000
---------------------------------------------------------------------------------------------------------------------------------

     See accompanying notes to condensed consolidated financial statements.

                         PART I -- FINANCIAL INFORMATION
                     Item 1. Financial Statements, Continued
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                       March 3, 2002 and February 25, 2001
                                   (Unaudited)


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

         The Corporation's fiscal year ends at the close of operations on the Sunday nearest to May 31st. Accordingly, these financial statements reflect activity for the thirty-nine week periods ended March 3, 2002 and February 25, 2001.

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

         Amounts for the thirteen and thirty-nine week periods ended February 27, 2001 were restated to correct depreciation expense recorded in the fourth quarter of the year ended June 3, 2001.

         The results for the interim periods are not necessarily indicative of trends or results to be expected for a full fiscal year.

(2)      SHORT-TERM BORROWINGS

         The Corporation and its subsidiaries maintain short-term unsecured lines of credit with various banks providing credit availability amounting to $61,100,000 of which $33,432,000 was borrowed at March 3, 2002. The average cost of funds during the thirty-nine week period ended March 3, 2002 was 2.80%.

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

(3)      LONG-TERM DEBT

         The long-term debt of the Corporation and its subsidiaries consist of:

                                                         March 3, 2002          June 3, 2001
--------------------------------------------------------------------------------------------
         8.74% unsecured senior notes payable
              to an insurance company, due
              through 2007                                $10,714,000            $10,714,000
--------------------------------------------------------------------------------------------

         7.01% unsecured senior notes payable
              to an insurance company, due through 2011    25,000,000                      0

         Other                                                 15,000                 27,000
--------------------------------------------------------------------------------------------

                                                           35,729,000             10,741,000

         Less current maturities                            4,298,000              1,801,000

--------------------------------------------------------------------------------------------
         Net Long-Term Debt                               $31,431,000            $ 8,940,000
--------------------------------------------------------------------------------------------

         On September 1, 2001, the Company entered into a note agreement for the issuance of $25,000,000 of Senior Notes which bear interest at 7.01% (payable quarterly) and are repayable in annual installments beginning September 15, 2002.

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

         The Corporation is in compliance with the restrictive provisions in the agreements as of March 3, 2002.

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

----------------------------------------------------------------------------------------------------------------------
                                              Thirty-Nine Weeks Ended                        Thirteen Weeks Ended
                                           March 3,            February 25,             March 3,          February 25,
                                             2002                  2001                   2002                 2001
----------------------------------------------------------------------------------------------------------------------
Revenues:
Park 100 Foods, Inc.                      $1,236,000            $1,474,000            $  443,000            $  522,000

Expenditures:
Park 100 Foods, Inc.                      $    9,000            $    4,000            $    1,000            $   (4,000)
ARWCO                                     $        0            $   73,000            $        0            $        0
Warehime Enterprises, Inc.                $   80,000            $    3,000            $    1,000            $    1,000
John A. & Patricia M. Warehime            $   42,000            $   53,000            $   16,000            $   20,000
James G. Sturgill                         $        0            $   14,000            $        0            $        0
Lippy Brothers,  Inc.                     $1,158,000            $1,284,000            $        0            $  722,000
Schaier Travel, Inc.                      $    4,000            $    6,000            $        0            $    2,000

                         PART I -- FINANCIAL INFORMATION
                     Item 1. Financial Statements, Continued
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


The respective March 3, 2002 and June 3, 2001 account balances with related companies are as follows:

                                  March 3, 2002       June 3, 2001
-------------------------------------------------------------------
Accounts Receivable:

     Park 100 Foods, Inc.            $158,000            $121,000

-------------------------------------------------------------------

Accounts Payable:

     Lippy Brothers, Inc.            $      0            $  5,000
     Schaier Travel, Inc.            $      0            $  1,000

                         PART I -- FINANCIAL INFORMATION
                     Item 1. Financial Statements, Continued
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


(5)      COMPREHENSIVE INCOME

         Comprehensive income is determined as follows:

                                                       39 Weeks Ended                  13 Weeks Ended
                                                   March 3,      February 25,      March 3,     February 25,
                                                     2002            2001            2002           2001
                                                  ----------      ----------      ----------      --------
         Net Income                               $6,736,000      $4,958,000      $1,437,000      $576,000
         Other Comprehensive Loss -
         Unrealized Loss on Investments             (143,000)       (415,000)       (103,000)     (286,000)
                                                  ----------      ----------      ----------      --------
         Comprehensive Income                     $6,593,000     $4,543,000       $1,334,000      $290,000
                                                  ==========     ==========       ==========      ========

(6)      RECONCILIATION OF NUMERATOR AND DENOMINATOR FOR BASIC
         AND DILUTED EARNINGS PER SHARE

                                                             39 Weeks Ended                              13 Weeks Ended
                                                     March 3,            February 25,            March 3,            February 25,
                                                       2002                  2001                  2002                  2001
                                                    ----------            ----------            ----------            ----------
         Net earnings applicable to                 $6,705,000            $4,927,000            $1,427,000            $  566,000
         common stock

         Preferred stock dividends                      31,000                31,000                10,000                10,000
                                                    ----------            ----------            ----------            ----------

         Net earnings assuming dilution             $6,736,000            $4,958,000            $1,437,000            $  576,000
                                                    ==========            ==========            ==========            ==========
         Denominator:
         Basic weighted average shares                 715,463               714,569               717,397               714,497
         Effect of dilutive securities                  13,423                13,669                13,423                13,669
                                                    ----------            ----------            ----------            ----------

         Diluted weighted average shares               728,886               728,238               730,820               728,166
                                                    ==========            ==========            ==========            ==========

(7)  EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

         Effective December 31, 2001, the Company transferred 4,258 shares of Class B Common Stock that were previously contributed to the Company's Employee Stock Trust to the ESOP as an employer contribution. The shares had a fair market value of approximately $112 on that date, and accordingly, the Company recorded a charge to earnings of approximately $481,000 for the thirteen-week period ended March 3, 2002.

                         PART I -- FINANCIAL INFORMATION
                     Item 1. Financial Statements, Continued
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

(8)      CONTINGENCIES

         LEGAL PROCEEDINGS

         DERIVATIVE ACTION

         On September 13, 1996, certain Class A common stockholders filed a complaint in equity against six of the Corporation's directors and the estate of a former director in the Court of Common Pleas of York County, Pennsylvania (the complaint). The suit also names the Corporation as a nominal defendant. The suit sought various forms of relief including, but not limited to, rescission of the board's April 28, 1995 approval of John A. Warehime's 1995 Employment Agreement and the board's February 10, 1995 adjustment of director's fees. (Since the filing of this lawsuit, John A. Warehime's 1995 Employment Agreement was amended.) In addition, the plaintiffs sought costs and fees incident to bringing suit. On November 4, 1996, the complaint was amended to add additional plaintiffs. On June 24, 1997, the Court dismissed the amended complaint for failure to make a prior demand. An appeal was filed on the Court's June 24, 1997 Order. On December 2, 1998, the Superior Court of Pennsylvania held that the derivative plaintiffs had made adequate demand.

         On May 12, 1997, a written demand was received by the Corporation from the attorney for those Class A common stockholders containing similar allegations and the allegations raised by the Class A common stockholders were investigated by a special independent committee of the Board of Directors and found to be without merit.

         The director defendants filed an Answer and New Matter to the amended complaint on March 17, 1999. On September 5, 2001, director defendants filed a Motion to Dismiss the Derivative Action. On September 20, 2001, plaintiffs' filed an answer to director defendants' Motion to Dismiss.

         WAREHIME FAMILY LITIGATION

         On February 21, 1997, Michael A. Warehime, a Class B shareholder, and certain Class A shareholders filed motions for a preliminary injunction against the Corporation, John A. Warehime, in his capacity as voting trustee, and certain directors of the Corporation in the Court of Common Pleas of York County, Pennsylvania against a Proposal of the

                         PART I - FINANCIAL INFORMATION
                     Item 1. Financial Statements, Continued
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

         Board of Directors to amend and restate the Corporation's Articles of Incorporation in the manner hereafter described.

         On February 13, 1997, the Board of Directors proposed an amendment and restatement of the Corporation's Articles of Incorporation (the "Amended and Restated Articles") which provides that if all of the following Class B Shareholders (or their estates upon the death of such stockholders), (Michael A. Warehime, John A. Warehime, Sally W. Yelland, J. William Warehime, and Elizabeth W. Stick (all members of the Warehime family)), do not agree in writing to the composition of the Board of Directors or other important matters specified below on or after the 1998 annual shareholders meeting, the trustees of the Corporation's 401(k) Savings Plan (or a similar employee benefit plan), acting as fiduciaries for the employees who participate in the Plan, and the Class A shareholders may become entitled to vote in the manner described in the document. Pursuant to the Company's Bylaws, nominations for directors must be submitted to the Company in the manner prescribed by the Bylaws no later than June 1 of the year in which the meeting is to occur.

         The Amended and Restated Articles created a Series C Convertible Preferred Stock and also classified the terms of the Board of Directors commencing with the election at the 1997 annual shareholders' meeting and permit directors to be elected for four-year terms as permitted by Pennsylvania law.

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

         Under the Amendment, the definition of "disinterested directors" means a person who, in the opinion of counsel for the Corporation, meets any of the following criteria: (i) disinterested directors as defined in
         Section 1715(e) of the Pennsylvania Business Corporations Law of 1988, as amended; (ii) persons who are not "interested" directors as defined in Section 1.23 of The American Law Institute "Principles of Corporate
         Governance: Analysis and Recommendations" (1994); or (iii) persons who qualify as members of the Audit Committee pursuant to Section 303.00 of the New York Stock Exchange's Listed Company Manual.

         Michael A. Warehime filed an appeal from the denial of his motion to enjoin the previously described Amendment to the Company's Amended and Restated Articles. On December 2, 1998, a majority panel of the Superior Court of Pennsylvania issued a decision holding that although John A.Warehime had acted in good faith in voting for the Amendment to the Amended and Restated Articles as trustee of the Warehime voting trust, he had breached his fiduciary duty to the beneficiaries of the Warehime voting trust in voting for the Amendment. On November 29, 1999, the Supreme Court of Pennsylvania granted a petition for allowance of appeal, filed by John A.Warehime, and granted a cross-petition for appeal filed by Michael A.Warehime.

         On August 13, 1999, Michael A.Warehime filed a complaint in equity in the Court of Common Pleas of York County, Pennsylvania, naming as defendants Arthur S. Schaier, Cyril T. Noel, Clayton J. Rohrbach, Jr., John A. Warehime, and the Company. The complaint sought a court order declaring that the September 1999 election for the board of directors of the Company be conducted in accordance with the Articles of Incorporation of the Company as they existed prior to June 25, 1997, an order declaring that the Series C Convertible Preferred Stock cannot be voted, and an order that the following candidates for the board of directors of the Company proposed by Michael A.Warehime, Sally Yelland, Elizabeth Stick and J. William Warehime be accepted by the Company and listed on the ballot to be distributed at the annual meeting of shareholders of the Company to be held on September 16, 1999: Michael A.Warehime, Daniel Meckley, Elizabeth Stick, Sonny Bowman, and John Denton. The basis for the complaint was the December 2, 1998 decision of the Superior Court of Pennsylvania which held that John A. Warehime breached his fiduciary duties in voting for the Amended and Restated Articles as trustee of the Warehime voting trust. The requested relief was

                         PART I - FINANCIAL INFORMATION
                     Item 1. Financial Statements, Continued
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

         denied by the Court of Common Pleas of York County and Michael Warehime appealed to the Superior Court of Pennsylvania.

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

         On November 27, 2000, the Supreme Court of Pennsylvania reversed and remanded the Order of the Superior Court issued on December 2, 1998 and, in effect, the Order of the Superior Court issued September 12, 2000. In reversing the Superior Court's Order, the Supreme Court of Pennsylvania held that John A. Warehime, the trustee of the voting trust, did not breach his fiduciary duties in voting the trust shares in favor of the Amended and Restated Articles of Incorporation. The Supreme Court remanded the case to the Superior Court of Pennsylvania to consider other issues raised by Michael A. Warehime.

         On May 4, 2001, the Superior Court of Pennsylvania, on remand from the Supreme Court of Pennsylvania to decide several remaining issues, held that the 1997 amendments to the Corporation's Amended and Restated Articles of Incorporation "violated principles of corporate democracy" and should be invalidated even though the Superior Court found the directors acted in good faith and their actions in approving the amendments did not result in a breach of their fiduciary duties. A petition for allocatur was filed with the Supreme Court of Pennsylvania requesting that the Supreme Court of Pennsylvania review the Superior Court's May 4, 2001 ruling.

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


RESULTS OF OPERATIONS

NET SALES

Consolidated net sales were $227.3 million for the thirty-nine week period ended March 3, 2002. This represents a decrease of 2.8% over the thirty-nine week period ended February 25, 2001 consolidated net sales of $233.8 million. Consolidated net sales were $76.9 million for the thirteen week period ended March 3, 2002, a 6.5% decrease from consolidated net sales of $82.2 million for the corresponding period in the prior year. The decrease in consolidated net sales for the thirty-nine week period was due to decreased branded retail sales. This decrease was partially offset by increases in food service sales, private label and industrial sales. The decrease in consolidated net sales for the thirteen-week period was due to increases in food service and private label sales offset by decreases in branded retail sales.

COST OF GOODS SOLD

Cost of goods sold were $174.0 million, or 76.5% of consolidated net sales, in the thirty-nine week period ended March 3, 2002 and $177.0 million, or 75.7% of consolidated net sales, for the corresponding period in 2001. Cost of goods sold was $59.1 million, or 76.9% of consolidated net sales, for the thirteen week period ended March 3, 2002 as compared to $63.6 million, or 77.3% of consolidated net sales for the corresponding period in 2001. The increase in cost of goods sold as a percentage of net sales for the thirty-nine week period primarily resulted from a reduction in branded retail sales and increased raw material costs. The increases were partially offset by increases in food service sales, private label sales and industrial sales, but at a lower gross profit. The decrease in cost of goods sold as a percentage of net sales for the thirteen-week period were due to price increases in branded retail, food service and private label during the third fiscal quarter.

SELLING EXPENSES

Selling expenses were $29.6 million, or 13.0% of consolidated net sales, for the thirty-nine week period ended March 3, 2002 as compared to $36.1 million, or 15.4% of consolidated net sales for the corresponding period in 2001. Selling expenses were $10.0 million, or 13.1% of consolidated net sales for the thirteen-week period ended March 3, 2002 compared to $13.3 million, or 16.2% of consolidated net sales, during the corresponding period in 2001. The decreases in selling expense reflects lower planned promotional expenses against branded sales for both the thirty-nine and the thirteen-week periods.

                         PART I -- FINANCIAL INFORMATION
                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES


ADMINISTRATIVE EXPENSES

Administrative expenses as a percentage of consolidated net sales were 4.3% for the thirty-nine week period ended March 3, 2002 and 3.8% for corresponding period in 2001. Administrative expenses as a percentage of consolidated net sales were 5.0% for the thirteen week period ended March 3, 2002 compared to 4.0% of consolidated net sales during the corresponding period in 2001. The increase in administrative expenses reflects general annual wage increases and increases in the fiscal year end bonus accrual during the thirteen-week period ending March 3, 2002.

INTEREST EXPENSE

Interest expense was $2.9 million for the thirty-nine week period ended March 3, 2002 as compared to $3.7 million for the same period in 2001. Interest expense was $1.0 million for the thirteen-week period ended March 3, 2002 compared to $1.3 million for the same period in 2001. The decreases in interest is due to lower average cost of funds during the current fiscal year.

OTHER EXPENSES

Other expenses, net was $1.2 million for the thirty-nine week period ended March 3, 2002 as compared to $.2 million for the same period in 2001. Other expenses, net was $.8 million for the thirteen-week period ended March 3, 2002 as compared to net income of $.2 million for the same period in 2001. The increase in other expenses for the thirty-nine and thirteen week periods resulted from lower gains on the sale of investments, increased 401K contributions, first time funding of the Company's ESOP benefit plan and an increase in the loss on the foreign translation adjustment.

INCOME TAXES

The provision for corporate federal and state income taxes for the thirty-nine week period ended March 3, 2002 was $3.2 million, or 32.1% of pretax earnings, as compared to $2.8 million, or 36.5% of pretax earnings for the same period in 2001. The provision for income taxes was 31.3% of pretax earnings for the thirteen-week period ended March 3, 2002 as compared to 34.0% for the same period in 2001. The decrease in the effective tax rate is primarily due to increased earnings in foreign Jurisdictions, which were not subject to income taxes, in the current period as compared to the prior period.

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

OPERATING ACTIVITIES

Net working capital was $36.5 million at March 3, 2002 and $6.8 million at June 3, 2001. The current ratio was 1.48 on March 3, 2002 and 1.08 on June 3, 2001.

Cash provided by operating activities for the thirty-nine week period ended March 3, 2002 was $3.1 million as compared to cash provided by operating activities of $2.8 million during the same period of 2001. The combination of increased earnings, increased accounts payable and accrued expenses offset by increased inventory levels, increased accounts receivable and increased prepaid expenses generated more cash flow in the thirty-nine week period ended March 3, 2002 compared to the prior year period.

INVESTING ACTIVITIES

During the thirty-nine week period ended March 3, 2002, the Corporation spent approximately $5.5 million for plant upgrades and expansions. This compares to $7.3 million spent during the same period last year for capital projects.

FINANCING ACTIVITIES

The decrease in notes payable of approximately $18.9 million during the thirty-nine week period ended March 3, 2002 represents borrowings of $6.1 million made against available season lines of credit from financial institutions for use in operations and the payment of $25.0 million on September 1, 2001 from proceeds from a senior note agreement with John Hancock Financial Services which bears interest of 7.01% per year and is repayable in 10 annual installments beginning September 15, 2002.

The Corporation has available seasonal lines of credit from financial institutions in the amount of $61.1 million, of which $33.4 million was utilized as of March 3, 2002. Additional borrowing is permitted within prescribed parameters of existing debt agreements, which contain certain performance covenants.

The Company believes that it has sufficient working capital and availability from seasonal lines of credit to meet its cash flow needs.

The following table summarizes the Corporation's contractual obligations and other commitments as of March 3, 2002:

                                                                         Payment Due by Period
                                             -----------------------------------------------------------------------------------
     Contractual Obligation                                                                                             After
                                                Total            1 Year           2-3 Years         4-5 Years          5 Years
                                             -----------       -----------       -----------       -----------       -----------
         Short-Term Notes Payables           $33,432,000       $33,432,000              $-0-              $-0-              $-0-
         Long-Term Debt                       35,729,000         4,298,000         8,571,000         8,571,000        14,289,000
         Operating Leases                      1,629,000           722,000           695,000           212,000               -0-
                                             -----------       -----------       -----------       -----------       -----------

         Total contractual obligations       $70,790,000       $38,452,000       $ 9,266,000       $ 8,783,000       $14,289,000
                                             ===========       ===========       ===========       ===========       ===========

       Currently the Company is obligated to purchase 6,000,000 pounds of tomato paste from California Tomato Products, Colusa, California in each of the pack years of 2002, 2003, 2004, 2005 and 2006, at a price based on annual cost of production.

       The Company's sources of liquidity are primarily funds from operation and available amounts under seasonal lines of credit expiring (two on October 31, 2003 and one on January 28, 2003) which are expected to be renewed in ordinary course of business.

CRITICAL ACCOUNTING POLICIES

      Preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires the Corporation to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Many of the estimates and assumptions require significant judgment. Future actual results could differ from those estimates and assumptions and could have a significant impact on our consolidated results of operations, financial position and cash flows.

     The following accounting policies, estimates and assumptions are particularly sensitive because of their significance on the preparation of the Corporation's consolidated financial statements:

- The allowance for potentially uncollectible receivables and pending deductions requires management to make significant judgments in estimating future amounts to be received. Our judgments are based upon historical experience and current market conditions. Changes in estimates could be impacted as a result of events, such as a deterioration of the credit status of customers or material reductions in product and sales volumes.

- Determination of liabilities for pension and post-retirement benefits includes significant assumptions and estimates relating to compensation and health care cost trends, discount rates and rate of return on plan assets. The assumptions are based upon current market and health care trends.

The footnotes to the consolidated financial statements for the year ended June 3, 2001 provide additional information on accounting policies and assumptions used by the Corporation.

                           PART II - OTHER INFORMATION
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES


ITEM 1.  LEGAL PROCEEDINGS

See note 8 of the Notes of Condensed Consolidated Financial Statements in this form 10-Q for information regarding the 1995 Warehime Family Litigation and the Derivative Action.

ITEM 2.  CHANGES IN SECURITIES -- None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES -- None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -- None

ITEM 5.  OTHER INFORMATION -- None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K - None

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             HANOVER FOODS CORPORATION


Date:   April 17, 2002                       By: /s/ Gary T. Knisely
                                                 -------------------------------
                                                 Gary T. Knisely
                                                 Executive Vice President


                                             By: /s/ Pietro Giraffa
                                                 -------------------------------
                                                 Pietro Giraffa
                                                 Controller