Form 10-K
period 2002-06-02
HANOVER FOODS CORP /PA/
filed 2002-09-03
CIK 853733

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended June 2, 2002

      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________________ to __________________

      Commission file number       000-17896

                            HANOVER FOODS CORPORATION
             (Exact name of registrant as specified in its charter)

            PENNSYLVANIA                            23-0670710
  (State or other jurisdiction of       (I.R.S. Employer Identification No.)
   incorporation or organization)

                         1486 YORK STREET, P.O. BOX 334
                        HANOVER, PENNSYLVANIA 17331-0334
               (Address of principal executive offices) (Zip code)
        Registrant's telephone number including area code: (717) 632-6000

        Securities registered pursuant to Section 12(b) of the Act: None

       Title of each class      Name of each exchange on which registered

           Securities registered pursuant to Section 12(g) of the Act:

                         Class A Nonvoting Common Stock
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Per the most recent independently appraised price, the estimated aggregate value of Class B Voting Common Stock held by non-affiliates of the registrant was $28,136,900 excluding 155,949 shares owned by the Employee Stock Trust and Employee Stock Ownership Plan. As of August 10, 2002, the estimated aggregate market value of Class A Nonvoting Common Stock held by non-affiliates of the registrant was $10,442,129. (The exclusion of the market value of shares owned by any individual or entity shall not be deemed an admission that such person is an "affiliate" of the registrant.) There were 582,198 shares of Class B Common Stock outstanding as of August 10, 2002, of which 155,949 shares were owned by the Employee Stock Trust and Employee Stock Ownership Plan. There were 288,284 shares of Class A Common Stock outstanding as of August 10, 2002.

                                     PART I

ITEM 1.  BUSINESS

Forward Looking Statements

      When used in this Annual Report on Form 10-K, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "projected," or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, but not limited to, quarterly fluctuations in operating results, competition, state and federal regulation, environmental considerations, foreign operations, and a change of control as a result of the pending Warehime family litigation. Such factors, which are discussed in the Annual Report, could affect the Corporation's financial performance and could cause the Corporation's actual results for future periods to differ materially from any opinion or statements expressed herein with respect to future periods. As a result, the Corporation wishes to caution readers not to place undue reliance on any such forward looking statements, which speak only as of the date made.

OVERVIEW

      Hanover Foods Corporation (as used herein the term "Corporation" refers to Hanover Foods Corporation and its consolidated subsidiaries) was incorporated on December 12, 1924 in Harrisburg, Pennsylvania.

      The Corporation has six (6) wholly-owned subsidiaries, Tri-Co. Foods Corp., Consumers Packing Corporation, d/b/a Hanover Foods - Lancaster Division, Spring Glen Fresh Foods, Inc., Hanover Insurance Corporation, Ltd., Nittany Corporation and Bickel's Snack Foods, Inc. Tri-Co. Foods Corp. has three (3) wholly-owned subsidiaries: Alimentos Congelados Monte Bello, S.A., Sunwise Corporation and Mayapac, S.A.

      Originally, the Corporation was established to provide seasonal packing of locally grown peas, beans and other vegetables. See "Part I -- Item 1. Business -- Risk Factors -- Seasonality and Quarterly Fluctuations." From this beginning, the Corporation has grown to become one of the leading independent processors of canned vegetables, frozen vegetables, frozen meat products, frozen entrees, frozen soft pretzels, canned and frozen mushrooms, fresh foods and snack food products in the eastern United States. The Corporation's raw materials are readily available, and the Corporation is not dependent on a single supplier or a few suppliers. This growth has resulted from the Corporation's extended scope of operations, new product development and acquisitions. See "Part I -- Item 1. Business -- Risk Factors -- Industry Conditions and Price and Volume Fluctuations."

      The Corporation is a vertically integrated processor of food products in one industry segment. It is involved in the growing, processing, canning, freezing, freeze-drying, packaging, marketing and distribution of its products under its own trademarks, as well as other branded, customer and private labels. See "Part I -- Item 1. Business -- Risk Factors -- General Risks of the Food Industry."

      The Corporation enjoys its strongest retail sales in the mid-Atlantic states and Florida. Introduction of frozen ethnic blends, specialty vegetables, canned pasta, frozen soft pretzels, refrigerated food, canned and frozen mushrooms and snack food products has enabled the Corporation to increase and expand its distribution throughout the eastern seaboard. Distribution in the remainder of the United States is limited to food service, military and industrial customers.

OPERATIONS

      The Corporation has operations at ten (10) plants in Pennsylvania, one (1) plant in Maryland, one (1) plant in Delaware, two (2) plants in Guatemala and one (1) plant in California.

PRODUCTS

      The Corporation markets its products under the brand names HANOVER, HANOVER FARMS, MYERS, PHILLIPS, GIBBS, SUPERFINE, MARYLAND CHIEF, MITCHELL'S, DUTCH FARMS, SUNWISE, O&C

(jarred onions only), SPRING GLEN FRESH FOODS, SUNNYSIDE FOODS, NOTTINGHAM, BICKEL'S, BON TON, YORK SNACKS, CABANA and DRAPER KING COLE. The products sold by the Corporation under these brand names include canned vegetables, beans and pasta as well as frozen vegetables, frozen meat products, food entrees, refrigerated and fresh foods, canned and frozen mushrooms and potato chips. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year Ended June 2, 2002 Results of Operations Compared to Year Ended June 3, 2001" in the 2002 Annual Report attached hereto as Exhibit 13 (the "Annual Report").

DISTRIBUTION

      The Corporation's products are marketed under its brand labels and customer private labels to the consumer for home use and also to the food service trade which includes restaurants, fast food chains, hospitals and schools as well as military and other governmental uses. The Corporation's ten largest customers account for approximately 36% of the Corporation's net sales for the fiscal year ended June 2, 2002 and 32% of accounts receivable as of June 2, 2002. No single customer accounted for more than 10% of net sales for the fiscal years ended June 2, 2002, June 3, 2001, and May 28, 2000. The Corporation's products are distributed directly to its customers and indirectly via independent distributors. Sales activities are conducted via Corporation employed sales personnel and independent sales brokerage firms. The Corporation also manufactures private label food products for other food companies.

COMPETITION

      The Corporation markets its food products to the retail and food service sectors in the northeastern, mid-Atlantic, southeastern and midwestern areas of the United States. See "Part I -- Item 1. Business -- Risk Factors -- Competition."

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

      The Corporation is also regulated by many other federal and state governmental agencies such as Occupational Safety and Health Administration
(OSHA), Federal Trade Commission and U.S. Environmental Protection Agency. See "Part I -- Item 1. Business -- Risk Factors -- Regulation."

ENVIRONMENTAL CONSIDERATIONS

      The Corporation continually makes investments to comply with all federal, state and local laws, environmental rules and regulations. To date, such expenditures have not been material with respect to the Corporation's capital expenditures, earnings or competitive position, and are not expected to be in the future. See "Part I -- Item 1. Business -- Risk Factors -- Environmental Risks."

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

EMPLOYEES

      As of August 10, 2002, the Corporation, its divisions and subsidiaries employed 1,852 employees on a full-time and a seasonal basis. 1,484 employees are employed in the United States and 368 are employed in Guatemala.

      A total of 669 production workers at the Hanover, PA; Centre Hall, PA; and Clayton, DE plants are members of the United Food and Commercial Workers Union - Locals 1776, 72 and 56, respectively. The Hanover and Centre Hall, PA plants each have their own three (3) year contract beginning January 1, 2000 and ending December 31, 2002. The Clayton, DE plant has its own three (3) year contract beginning January 1, 2001 and ending December 31, 2003. There are no union contracts at any other plants or locations of the Corporation. The Corporation has never had any strikes or labor disputes interfering with its operations. Management considers labor relations to be excellent.

FOREIGN OPERATIONS

      The Corporation's wholly-owned subsidiary, Tri-Co. Foods Corp., has three wholly-owned subsidiaries, Alimentos Congelados Monte Bello, S.A. and Mayapac, S.A., both of San Jose Pinula, Guatemala; and Sunwise Corporation, Lakeland, Florida.

      Alimentos Congelados Monte Bello, S.A. procures, processes and ships vegetables produced in Guatemala. Alimentos Congelados Monte Bello, S.A. contracts with approximately 2,400 independent farmers in Guatemala for the growing and harvesting of broccoli, cauliflower, okra and Brussels sprouts. The raw vegetable product purchased by the Corporation is frozen at one of two Corporation plants located in San Jose Pinula, Guatemala; and Teculutan, Guatemala.

      Sunwise Corporation imports and distributes the Guatemalan product to the Corporation.

      The business of the Corporation in Guatemala is subject to the laws of Guatemala which may place restrictions and controls on such matters as ownership, imports and exports, prices, product lines and transfer of funds, and is also subject to the fluctuating exchange rate between the Guatemalan quetzal and the U.S. dollar. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations -- Impact of Events and Commitments of Future Operations" in the Annual Report and "Part I -- Item 1. Business -- Risk Factors -- Risks Associated With Foreign Operations".

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

Risks Associated with Foreign Operations

      Foreign operations generally involve greater risks than doing business in the United States. Foreign economies differ favorably or unfavorably from the United States' economy in such respects as the level of inflation and debt, which may result in fluctuations in the value of the country's currency and real property. Further, there may be less government regulation in various countries, and difficulty in enforcing legal rights outside the United States. Additionally, in some foreign countries, there is the possibility of expropriation or confiscatory taxation, limitations on the removal of property or other assets, political or social instability or diplomatic developments which could affect the operations and assets of U.S. companies doing business in that country. Some of these risks are more pronounced in third world countries, such as Guatemala. At June 2, 2002, the total assets of the Corporation's foreign operations were approximately $9.1 million.

Litigation Risks

     The Corporation is involved in litigation with the Warehime family (see "Part I -- Item 3. -- Legal Proceedings"). As a result of the pending litigation there may be a change of control of the Corporation. A change in control could have an adverse effect on the Corporation's business and results of operations.

WHERE YOU CAN FIND MORE INFORMATION

     We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the "SEC"). You may read and copy our reports or other filings made with the SEC at the SEC's Public Reference Room, located at 450 Fifth Street, N.W., Washington, DC 20549. You can also access information that we file with the SEC electronically on the SEC's website, www.sec.gov. We will provide, at no cost, paper as electronic copies of our reports and other filings made with the SEC. Requests should be directed to:

                        Gary T. Knisely
                        Hanover Foods Corporation
                        1486 York Street
                        P.O. Box 334
                        Hanover, PA 17331
                        Telephone:  (717) 632-6000


ITEM 2.  PROPERTIES

      The following is a list of the Corporation's manufacturing, processing and warehousing properties. The Corporation owns each of the properties.

UNITED STATES
  Hanover, PA.............    Canned and jarred products processing,
                              repackaging of frozen vegetables, frozen soft
                              pretzels manufacture, and dry and frozen storage.
                              Corporate research, new product development and
                              quality assurance laboratory (corporate
                              headquarters).
  Centre Hall, PA.........    Frozen vegetable processing, frozen food entree
                              and meat pie manufacturing.  Dry and frozen
                              storage.
  Lancaster, PA...........    Freeze-dried food and ice manufacturing.  Dry and
                              frozen storage.
  Nottingham, PA..........    Canned mushrooms, dry storage.
  Ephrata, PA.............    Refrigerated, fresh foods and soups
                              manufacturing.  Dry, refrigerated and frozen
                              storage.
  Manheim, PA.............    Dry storage and direct store distribution center.
  Ridgely, MD.............    Frozen peas, onions, peppers, zucchini and
                              celery, frozen and blanched mushrooms.  Dry and
                              frozen storage.
  Clayton, DE.............    Frozen vegetables, breaded mushrooms & okra,
                              frozen food entrees, meat pies and soup
                              manufacture.  Dry and frozen storage.
  York, PA (3 locations)..    Dry storage and distribution.
                              Corn product manufacturer. Dry storage.
                              Extruded corn product manufacturer. Dry storage.
GUATEMALA
  San Jose Pinula.........    Frozen vegetable processing, dry and frozen
                              storage, research and quality assurance
                              laboratory.
  Teculutan...............    Frozen vegetable processing, dry and frozen
                              storage.

ITEM 3.  LEGAL PROCEEDINGS

Derivative Action

      On September 13, 1996, certain Class A shareholders filed a complaint in equity against six of the Corporation's directors and the estate of a former director in the Court of Common Pleas of York County, Pennsylvania (the complaint). The suit also names the Corporation as a nominal defendant. The suit sought various forms of relief including, but not limited to, rescission of the board's April 28, 1995 approval of John A. Warehime's 1995 Employment Agreement and the board's February 10, 1995 adjustment of director's fees. (Since the filing of this lawsuit, John A. Warehime's 1995 Employment Agreement was amended.) In addition, the plaintiffs sought costs and fees incident to bringing suit. On November 4, 1996, the complaint was amended to add additional plaintiffs. On June 24, 1997, the Court dismissed the amended complaint for failure to make a prior demand. An appeal was filed on the Court's June 24, 1997 Order. On December 2, 1998, the Superior Court of Pennsylvania held that the derivative plaintiffs had made adequate demand.

      On May 12, 1997, a written demand was received by the Corporation from the attorney for those Class A shareholders containing similar allegations and the allegations raised by the Class A common stockholders were investigated by a special independent committee of the Board of Directors and found to be without merit.

      The director defendants filed an Answer and New Matter to the amended complaint on March 17, 1999. On September 5, 2001, director defendants filed a Motion to Dismiss the Derivative Action. On September 20, 2001, plaintiffs filed an answer to director defendants' Motion to Dismiss. On May 17, 2002, the court entered an order denying defendants' Motion to Dismiss.

      On May 14, 2002, Albert Blakey, Esquire, counsel for certain of the derivative plaintiffs filed a Petition for Fees seeking an award of $1,585,716 in attorney's fees. Defendants filed a response in opposition to the request for fees.

Warehime Family Litigation

      On February 13, 1997, the Board of Directors proposed an amendment and restatement of the Corporation's Articles of Incorporation (the "Amended and Restated Articles") which provides that if all of the following Class B shareholders (or their estates upon the death of such shareholders), (Michael A. Warehime, John A. Warehime, Sally W. Yelland, J. William Warehime, and Elizabeth
W. Stick (all members of the Warehime family)), do not agree in writing to the composition of the Board of Directors or other important matters specified below on or after the 1998 annual shareholders meeting, the trustees of the Corporation's 401(k) Savings Plan (or a similar employee benefit plan), acting as fiduciaries for the employees who participate in the Plan, and the Class A shareholders may become entitled to vote in the manner described in the document. Pursuant to the Corporation's Bylaws, nominations for directors must be submitted to the Corporation in the manner prescribed by the Bylaws no later than June 1 of the year in which the meeting is to occur.

      The Amended and Restated Articles created a Series C Convertible Preferred Stock and also classified the terms of the Board of Directors commencing with the election at the 1997 annual shareholders' meeting and permitted directors to be elected for four-year terms as permitted by Pennsylvania law.

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

      Michael A. Warehime filed an appeal from the denial of his motion to enjoin the previously described Amendment to the Corporation's Amended and Restated Articles. On December 2, 1998, a majority panel of the Superior Court of Pennsylvania issued a decision holding that although John A. Warehime had acted in good faith in voting for the Amendment to the Amended and Restated Articles as trustee of the Warehime voting trust, he had breached his fiduciary duty to the beneficiaries of the Warehime voting trust in voting for the Amendment. On November 29, 1999, the Supreme Court of Pennsylvania granted a petition for allowance of appeal, filed by John A. Warehime, and granted a cross-petition for appeal filed by Michael A. Warehime.

      On August 13, 1999, Michael A. Warehime filed a complaint in equity in the Court of Common Pleas of York County, Pennsylvania, naming as defendants Arthur
S. Schaier, Cyril T. Noel, Clayton J. Rohrbach, Jr., John A. Warehime, and the Corporation. The complaint sought a court order declaring that the September 1999 election for the Board of Directors of the Corporation be conducted in accordance with the Articles of Incorporation of the Corporation as they existed prior to June 25, 1997, an order declaring that the Series C Convertible Preferred Stock cannot be voted, and an order that the following candidates for the Board of Directors of the Corporation proposed by Michael A. Warehime, Sally Yelland, Elizabeth Stick and J. William Warehime be accepted by the Corporation and listed on the ballot to be distributed at the annual meeting of shareholders of the Corporation to be held on September 16, 1999: Michael A. Warehime, Daniel Meckley, Elizabeth Stick, Sonny Bowman, and John Denton. The basis for the complaint was the December 2, 1998 decision of the Superior Court of Pennsylvania which held that John A. Warehime breached his fiduciary duties in voting for the Amended and Restated Articles as trustee of the Warehime voting trust. The requested relief was denied by the Court of Common Pleas of York County and Michael Warehime appealed to the Superior Court of Pennsylvania.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

      Information contained under the caption "Market for the Registrant's Common Equity and Related Stockholder Matters" in the Corporation's Annual Report to Shareholders as of and for the year ended June 2, 2002, which is attached as Exhibit 13, is incorporated herein by reference in response to this item. See "Part III -- Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters -- Equity Compensation Plan Information" regarding the Corporation's equity compensation plans.

RECENT SALES OF UNREGISTERED SECURITIES

      As of September 1, 2001, the Corporation entered in the Note Purchase Agreement with a group of lenders led by John Hancock Insurance Company (the "Lenders") and issued 7.01% Senior Notes (the "Notes") due September 15, 2011 in the aggregate principal amount of $25.0 million to the Lenders. This transaction was not registered under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on the exemption from registration in Section 4(2) of the Securities Act, as a transaction not involving any public offering. This offering was completed without any general or public solicitation.

ITEM 6.  SELECTED FINANCIAL DATA

      Information contained under the caption "Financial Highlights Five Years" in the Corporation's Annual Report to Shareholders as of and for the year ended June 2, 2002, which is attached as Exhibit 13, is incorporated herein by reference in response to this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Information contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Corporation's Annual Report to Shareholders as of and for the year ended June 2, 2002, which is attached as Exhibit 13, is incorporated herein by reference in response to this item.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Information contained under the caption "Quantitative and Qualitative Disclosures about Market Risk" in the Corporation's Annual Report to Shareholders as of and for the year ended June 2, 2002, which is attached as
Exhibit 13, is incorporated herein by reference in response to this item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Financial statements for Hanover Foods Corporation and Subsidiaries contained in the Corporation's Annual Report to Shareholders as of and for the year ended June 2, 2002, and quarterly financial data contained in the Corporation's Annual Report to shareholders as of and for the year ended June 2, 2002, which is attached as Exhibit 13, are incorporated herein by reference in response to this item.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE CORPORATION

      The following table sets forth the name, age and the present principal occupation or employment, and the name, principal business and address of any corporation or other organization in which such employment is carried on, of the directors of the Corporation.

                         AGE                                         DIRECTOR
          NAME           (1)    PRINCIPAL OCCUPATION OR EMPLOYMENT    SINCE
-----------------------  ---    ----------------------------------   --------
John A. Warehime......     64   Chairman of the Board, President      1985
                                and Chief Executive Officer of the
                                Corporation
Clayton J. Rohrbach...     82   Retired; formerly Vice President of   1984
                                Marketing at CPC International
Cyril T. Noel(2)......     77   Retired; formerly Vice President of   1983
                                Finance of the Corporation
T. Edward Lippy.......     72   Vice President of Lippy Brothers,     1994
                                Inc.
Arthur S. Schaier.....     60   Corporate General Manager -           1994
                                Earnhardt's Dodge Motor Companies
James G. Sturgill, CPA,
CVA...................     61   Managing Partner at Sturgill &        1994
                                Associates, LLP
James A. Washburn.....     52   Chairman and CEO at Park 100 Foods,   1996
                                Inc.
Jennifer W. Carter(3).     38   Assistant to the Chairman             2002
T. Michael Haugh......     52   President of Hospitality Management   2002
                                Corporation

----------------------------

(1)   Age as of August 10, 2002.

(2) Mr. Noel served on the Board from May 1983 until June 1994 and from October 1994 to present.

(3)   Ms. Carter is the daughter of John A. Warehime.

      Pursuant to the Corporation's Amended and Restated Articles of Incorporation, as amended, each director serves until his or her successor has been duly elected and qualifies, even though his or her term of office has otherwise expired.

      The following information about the Corporation's directors is based, in part, upon information supplied by such persons.

      John A. Warehime has served as Chairman of the Board and Chief Executive Officer of the Corporation since 1989 and as a Director of the Corporation since 1985. Mr. Warehime has 49 years of experience in the food processing industry.

      Clayton J. Rohrbach is currently retired. Prior to his retirement, Mr. Rohrbach was employed at CPC International, a large New York Stock Exchange traded food company located in Englewood Cliffs, New Jersey, from 1975 through 1985 as Vice President of Marketing.

      Cyril T. Noel is currently retired. Mr. Noel was the Vice President of Finance of the Corporation from 1985 through 1994. Mr. Noel has served on the Board from May 1983 until June 15, 1994 and from October 18, 1994 to the present.

      T. Edward Lippy has been the Vice President of Lippy Brothers, Inc., a family farming company located in Hampstead, Maryland, since 1994. Mr. Lippy currently serves as a director for the following entities: Vice Chairman and Director of Farmers & Merchants Bank, a public company located in Fowblesburg, Maryland, since 1989 and director of Ag First Farm Credit Bank since 1988. Additionally, Mr. Lippy, served as the Chairman of Baltimore Farm Credit Bank from 1990 through 1992 and as Chairman of the Farm Credit Council, Washington, D.C. from 1993 through 1997.

      Arthur S. Schaier has been a shareholder, Corporate General Manager of Earnhardt's Dodge Motor Companies located in Gilbert, Arizona, since 1981. Mr. Schaier currently serves as Director of ADI, the Phoenix, Arizona Metropolitan Dodge Dealers advertising organization and Board of Directors MOPAR Parts.

      James G. Sturgill, CPA, CVA, has been the Managing Partner at Sturgill & Associates, LLP, a public accounting firm headquartered in Westminster, Maryland, since 1993. Prior to 1993, he was employed at Sturgill, Rager & Lehman, a firm located in Westminster, Maryland from 1980 to 1993.

      James A. Washburn has been the Chairman and Chief Executive Officer of Park 100 Foods, Inc., a food manufacturing company, located in Tipton, Indiana, since 1991. Prior thereto, Mr. Washburn was the President and Chief Executive Officer of Hamilton Medaris Corporation and H.M.C. Transportation located in Fishers, Indiana.

      Jennifer W. Carter has been Sales and Marketing Facilitator at the Corporation since 1997 and Assistant to the Chairman of the Corporation since June 1, 2000.

      T. Michael Haugh has been President of Hospitality Management Corporation, Abbottstown, Pennsylvania, a contract food service company including a fine dining restaurant and off-premises catering operation, since 1997.

See "Part I -- Item 3. Legal Proceedings" for information regarding the Warehime Family Litigation.

        EXECUTIVE OFFICERS OF THE CORPORATION WHO ARE NOT ALSO DIRECTORS

                                        PRINCIPAL OCCUPATION DURING
NAME AND AGE (1)                        PAST FIVE (5) YEARS AND TERM IN OFFICE
------------------                      --------------------------------------
GARY T. KNISELY, ESQUIRE                Executive Vice President-1995-Present;
Chief Financial Officer, Counsel        Vice President-Administration-1989-1995;
Executive Vice President and Secretary  Counsel-1987-Present; Secretary-1987-
Age: 53                                 Present.  Mr. Knisely also acts as Chief
                                        Financial Officer of the Corporation
                                        (January 1996-Present).

PIETRO D. GIRAFFA, JR.                  Vice President-Controller-1996-Present;
Vice President-Controller               Controller-1984-1996.  Mr. Giraffa also
Chief Accounting Officer                acts as accounting Officer of the
Age: 56                                 Corporation 1996-Present).

ALAN T. YOUNG                           Senior Vice President-Purchasing &
Senior Vice President-Purchasing and    Transportation-1996-Present;
Transportation                          Vice President-Transportation-1996-2000;
Age: 59                                 Vice President-Operations-1991-1996;
                                        Director of Corporate Logistics-
                                        1990-1991; Manager of Corporate Systems-
                                        1986-1990.

DANIEL E. SCHUCHART                     Vice President of  Sales-October 19,
Vice President of Sales                 2000-Present; Vice President of
Age: 48                                 IndustrialSales-June 1, 1995-
                                        October 18, 2000.

EDWARD L. BOECKEL, JR.                  General Manager-Bickel's Snack Foods,
Treasurer                               Inc. - January 2000-Present;
Vice President and General Manager -    Vice President and General Manager -
Bickel's                                Bickel's Snack Foods, Inc. -
Snack Foods, Inc.                       June 1, 2002 - Present;Treasurer-
Age - -51                               July 1997-Present; Banking &Insurance
                                        Manager-1995-1997; VicePresident
                                        CoreStates Bank-1992-1995.

----------------------------

(1)   Age as of August 10, 2002.

FAMILY RELATIONSHIPS OF DIRECTORS AND EXECUTIVE OFFICERS

      Director Jennifer W. Carter is the married daughter of John A. Warehime, Chairman, Chief Executive Officer and President of the Corporation.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires that directors and certain officers of the Corporation file reports of ownership and changes in ownership with the Securities and Exchange Commission as to the shares of the Corporation Class A Common Stock beneficially owned by them.

      Based solely on its review of copies of such forms received by it, the Corporation believes that during the Corporation's fiscal year ended June 2, 2002, all filing requirements applicable to its directors and officers were complied with in a timely fashion.

BOARD OF DIRECTORS, COMMITTEES AND ATTENDANCE AT MEETINGS

      The Board of Directors held five meetings during fiscal 2002. Each director attended 75% or more of the meetings of the Board and committees of which they were members during fiscal 2002.

      The Board of Directors has a Compensation Committee to make recommendations to the Board of Directors concerning compensation for the Corporation's executive officers and take such other actions as may be required in connection with the Corporation's compensation and incentive plans. During fiscal 2002, the Compensation Committee held one meeting. Members of the Compensation Committee include Directors Rohrbach and Schaier. The report of the Compensation Committee is contained elsewhere herein.

      The Board of Directors also has an Audit Committee to review the Corporation's audited financial statements and makes recommendations to the Board concerning the Corporation's accounting practices and policies and the selection of independent accountants. Members of the Audit Committee include Directors Noel, Rohrbach, and Schaier. The Audit Committee met four times during fiscal 2002.

      The Board of Directors has not appointed a standing Nominating Committee. The function of the nominating directors is carried out by the entire Board of Directors. Pursuant to the Amended and Restated Bylaws, a shareholder may nominate persons for election as director, provided that the shareholder (i) is a holder of a class of stock entitled to vote for the election of directors at the meeting of shareholders, and (ii) complies with the notice procedures of
Article III, Section 2 of the Bylaws. This section as currently in effect provides that the nominating shareholder must deliver notice of the nomination to the Corporation's Secretary not later than June 1 of the calendar year in which the meeting to elect the director or directors is to be held. The required notice must contain certain information, including information about the nominee, as prescribed in the Bylaws.

DIRECTOR COMPENSATION

         During fiscal year 2002, each director of the Corporation was paid an annual retainer of $12,000 payable in equal monthly installments of $1,000. Board Members also receive a fee of $1,500 for each quarterly Board meeting attended in person and $750 for each quarterly Board meeting which the director participated in by telephone. Directors are paid $1,000 for each special Board meeting attended in person and $500 for each special Board meeting which the director participated in by telephone. In addition, an annual fee of $1,000 per year was paid for service as a committee chairman. Committee members also received a fee of $1,000 for each committee meeting attended in person and $500 for each committee meeting which the director participated in by telephone.

         In addition, prior to fiscal year 2002, James Sturgill, a director of the Corporation provided consulting services on a hourly fee basis.

AUDIT COMMITTEE REPORT

         On July 25, 2002, the Audit Committee met with management to review and discuss the audited financial statements. The Audit Committee also conducted discussions with its independent auditors, KPMG LLP, regarding the matters required by the Statement on Auditing Standards No. 61. As required by Independence Standards Board Standard No. 1, "Independence Discussion with Audit Committees," the Audit Committee has discussed with and received the required written disclosures and a confirming letter from KPMG LLP regarding its independence and has discussed with KPMG LLP its independence. Based upon the review and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Corporation's Annual Report on Form 10-K for the year ended June 2, 2002.

         This Audit Committee Report shall not be deemed incorporated by reference in any document previously or subsequently filed with the Securities and Exchange Commission that incorporates by reference all or any portion of this Annual Report on Form 10-K, except to the extent that the Corporation specifically requests that the Audit Committee Report be specifically incorporated by reference.

                         Members of the Audit Committee

     Cyril T. Noel            Clayton Rohrbach, Jr.         Arthur S. Schaier

ITEM 11. EXECUTIVE COMPENSATION.

         The following table sets forth certain information regarding the compensation paid to the Chief Executive Officer and each of the four other most highly compensated executive officers of the Corporation for services rendered in all capacities during the past three fiscal years ("Named Officers").

                           SUMMARY COMPENSATION TABLE
                               Annual Compensation

                                                                                                OTHER ANNUAL          ALL OTHER
       NAME AND PRINCIPAL POSITION              FISCAL YEAR       SALARY           BONUS        COMPENSATION         COMPENSATION
       ---------------------------              -----------       ------           -----        ------------         ------------
John A. Warehime............................        2002        $ 701,995        $ 455,505        $ 6,623(1)        $ 934,500(2)(4)
Chairman, President and Chief Executive             2001          668,544          475,472          4,095(1)          756,781
Officer                                             2000          636,694          823,606         16,437(1)          589,000

Gary T. Knisely.............................        2002        $ 231,525        $ 231,525           $-0-           $  89,000(3)(4)
Chief Financial Officer, Counsel, Executive         2001          220,500              -0-            -0-             116,500
Vice President and Secretary                        2000          210,000          104,600            -0-              53,000

Alan T. Young...............................        2002        $ 146,426        $ 153,217           $-0-              $7,638(4)
Senior Vice President - Purchasing and              2001          142,161            8,116            -0-               8,500
Transportation                                      2000          138,000           55,885            -0-               8,000

Pietro D. Giraffa, Jr.......................        2002        $ 131,127        $ 131,127           $-0-              $6,477(4)
Vice President - Controller and Chief               2001          127,308              -0-            -0-               7,895
Accounting Officer                                  2000          123,600           42,136            -0-               8,000

                                                                                                OTHER ANNUAL          ALL OTHER
       NAME AND PRINCIPAL POSITION              FISCAL YEAR       SALARY           BONUS        COMPENSATION         COMPENSATION
       ---------------------------              -----------       ------           -----        ------------         ------------
Daniel E. Schuchart.........................        2002        $ 118,450        $  94,405           $-0-              $7,245(4)
Vice President - Sales                              2001          115,000           27,880            -0-               8,160
                                                    2000           92,700           12,375            -0-               8,000


(1) Includes perquisites paid pursuant to the June 12, 1995 Employment Agreement, as amended, including the value of a company car and country club dues totaling $6,623.

(2) Includes the Corporation's payment for premiums of $153,000 for two split-dollar life insurance policies on the life of Patricia M. Warehime, the wife of Mr. Warehime, and the accrual of $773,000 to reflect supplemental pension benefits to be paid pursuant to Mr. Warehime's Employment Agreement dated June 12, 1995, as amended.

(3) Includes the Corporation's accrual of $80,500 to reflect supplemental pension benefits to be paid pursuant to Mr. Knisely's Employment Agreement, dated January 23, 1997.

(4) Includes the Corporation's matching contributions pursuant to the 401(k) Plan made to the accounts of Messrs. Warehime and Knisely in the amount of $8,500 each and to the account of Mr. Young in the amount of $7,638; and the account of Mr. Giraffa in the amount of $6,477; and to the account of Mr. Schuchart in the amount of $7,245.

         The Corporation did not grant stock options under the Plan to the Named Officers during the fiscal year ended June 2, 2002. Options to purchase 5,500 shares of the Corporation's Class B common stock were granted to the Named Officers subsequent to fiscal year end. No options were granted to John Warehime.

2002 STOCK OPTION PLAN

         On June 20, 2002, the Corporation's Board of Directors adopted the Hanover Foods Corporation 2002 Stock Option Plan (the "Stock Option Plan"). 34,600 shares of the Corporation's Class B common stock, par value $25.00 per share, are authorized for issuance under the Stock Option Plan, and options to purchase 13,500 shares were granted subsequent to fiscal 2002 year end. All officers and key employees of the Corporation and of any present or future parent or subsidiary of the Corporation are eligible to receive options under the Stock Option Plan, excluding John A. Warehime. No individual may receive options under the Stock Option Plan for more than 15% of the total number of shares of the Corporation's Class B common stock authorized for issuance under the Stock Option Plan.

         The Stock Option Plan will be administered by the Corporation's Board of Directors or by an option committee appointed by the Corporation's Board of Directors. The option committee will consist of a minimum of two and a maximum of five members of the Board of Directors, each of whom will be a "non-employee director" within the meaning of Rule 16b-3(b)(3) under the Exchange Act.

         Options issued pursuant to the Stock Option Plan may be either incentive stock options or non-qualified stock options. An "incentive stock option" is an option that satisfies all of the requirements of Section 422(b) of the Internal Revenue Code of 1986, as amended, and the regulations thereunder, and a "non-qualified stock option" is an option that either does not satisfy all of those requirements or the terms of the option provide that it will not be treated as an incentive stock option. The option price for options issued under the Stock Option Plan will be equal at least to the fair market value of the Corporation's Class B common stock on the date of the grant of the option. Options will not be granted pursuant to the Stock Option Plan after the expiration of ten years from June 20, 2002. The number of shares available for award under the Stock Option Plan is subject to adjustment in the event of any change in the outstanding shares of the Class B common stock as a result of, among other circumstances, a stock dividend, stock split, recapitalization, merger, transfer of assets, or reorganization.

EMPLOYEE STOCK TRUST

         The Hanover Foods Corporation Employee Stock Trust (the "Trust") was revised and restated effective June 20, 2002. The Trust is designed to fund contributions to employee benefit plans for non-union employees of Hanover (excluding John A. Warehime), including, but not limited to, the Hanover Foods Corporation Employee Stock Ownership Plan ("ESOP"), and the Stock Option Plan. Currently, stock held in the Trust is allocated to either the Employee Stock Ownership Plan sub-account or the Stock Option Plan sub-account and the stock in each sub-account is to be used exclusively to satisfy the Corporation's obligations under the applicable benefit plan. Stock held in the ESOP sub-account is voted by the trustee, Cyril T. Noel, pursuant to the directions of active participants in the ESOP. Stock held in the Stock Option Plan sub-account is voted by the trustee pursuant to the directions of holders of unexercised stock options. The trustee is not required to obtain instruction for voting on procedural or ministerial matters such as shareholder meeting procedure.

         Dividends and other distributions attributable to stock held in the Trust are to be used exclusively for the purpose of satisfying the Corporation's obligations under its various employee benefit plans. The Trust is irrevocable, provided however, no shares of stock held by the Trust may be transferred to any other employee benefit plan other than the ESOP or to satisfy obligations under the Stock Option Plan for a period of five years from the effective date of the Trust. Stock held in the Trust is governed exclusively by the terms of the Trust Agreement and is not directly or indirectly controlled by the Board of Directors. Concurrent with the revision and restatement of the Trust, the Corporation contributed an additional 13,500 shares of Hanover Class B common stock to the Trust for the purpose of funding obligations under the Stock Option Plan.

EMPLOYEE STOCK OWNERSHIP PLAN

         On January 1, 2001, the Corporation adopted the Hanover Foods Corporation Employee Stock Ownership Plan. The ESOP is a defined contribution employee pension plan designed to invest primarily in securities of the Corporation. Non-union employees, except John A. Warehime, are eligible to participate upon completion of one year of service. Contributions may be made annually at the discretion of the Corporation. Contributions to the ESOP may take the form of cash or securities of the Corporation. It is intended that contributions will be made primarily by the transfer of Class B common stock of the Corporation from the Employer Stock Trust to the ESOP. Securities so contributed to the ESOP are allocated to the accounts of all "active participants" in the ESOP in proportion to each participant's compensation. "Active participant" is defined as each participant who has completed a year of service during the plan year or retired or was on leave as of the last day of the plan year. Although the ESOP is designed to invest primarily in Corporation securities, participants have the option to diversify their accounts after completing 10 years of participation and attaining age 55. Up to 50% of each such participant's account may be invested in securities other than Corporation securities.

         Corporation securities owned by the ESOP are voted by the ESOP trustee, Cyril T. Noel. Participants with Corporation securities allocated to their accounts are permitted to direct the ESOP trustee as to the manner in which such shares are voted. The direction so received is tabulated on a "one share one vote" basis. All shares held by the ESOP for which direction is not received, including unallocated shares and shares allocated to the account of a participant who declines to direct the trustee as to the manner in which such shares should be voted, are voted proportionately in accordance with the tabulation of the voting instructions received by the trustee. The trustee is not required to obtain instruction from ESOP participants for voting on procedural or ministerial matters such as shareholder meeting procedure.

401(K) SAVINGS PLAN

         On April 2, 1990, the Corporation adopted a defined contribution benefit plan, known as the Corporation's 401(k) Savings Plan (the "401(k) Plan"). The 401(k) Plan was amended on June 5, 1992, April 4, 1994, April 28, 1995, July 25, 1997, December 14, 1997 and July 25, 2002 to read in its present form. Non-union, full-time domestic employees and those employees who are members of Local 56 of the United Food and Commercial Workers Union are eligible to participate after completion of one year of service. Each eligible employee has the option to defer up to 16% of his or her total annual cash compensation per year. As of December 31st of each year, the Corporation, at its discretion, may make matching contributions equal to one hundred percent of each participating employee's account for the first five percent of compensation deferred by each employee. These contributions may be made in cash, Corporation stock, or a combination of cash and Corporation stock. The 401(k) Plan provides various investment options. The 401(k) Plan provides for loans to plan participants but does not permit early withdrawals. Matching contributions made by the Corporation to the accounts of the Named Officers are included in the Summary Compensation Table contained previously herein.

         Corporation securities owned by the 401(k) Plan are voted by the 401(k) Plan trustees: Cyril T. Noel,

Clayton J. Rohrbach, and Arthur S. Schaier. All shares held by the 401(k) Plan are voted as a block according to the decision of a simple majority vote of the 401(k) Plan trustees who actually cast a vote. Each 401(k) Plan trustee is entitled to abstain from voting. If only one 401(k) Plan trustee chooses to cast a vote, the vote shall be legally effective, provided that such 401(k) Plan trustee is the chairman of the board (unless the chairman of the board elects in writing otherwise). None of the trustees currently serves as such chairman of the board.

EMPLOYMENT AGREEMENTS AND CHANGE IN CONTROL SEVERANCE AGREEMENTS

         On June 12, 1995, the Corporation entered into a five-year employment agreement with its Chief Executive Officer, John A. Warehime, at an annual base salary of $650,000 with such compensation payable retroactively from April 1, 1994 (the "1995 Employment Agreement"). The 1995 Employment Agreement was amended on February 13, 1997 ("Amended Employment Agreement"). The principal terms of Mr. Warehime's employment arrangements with the Corporation as amended by the Amended Employment Agreement are set forth below.

         The Amended Employment Agreement provides for annual increases (but not decreases) in the employee's annual salary equal to the greater of 5% of the prior year's salary or the annual percentage increase in the Consumer Price Index (CPI). Mr. Warehime's annual base salary for fiscal 2002 and 2001 was $701,995 and $668,544, respectively. Unless terminated by either party, the Amended Employment Agreement automatically renews annually on each anniversary date so that five years always remain on the term of the agreement. In the event the employee is terminated without cause, or in the event the employee terminates his employment after a reduction (without his written consent) of his duties or authority, compensation, or similar events, the Amended Employment Agreement provides for the payment of the salary and bonus (including all other benefits) over the remaining term of the agreement. In the event of termination due to death or disability, the Amended Employment Agreement provides for the same payment to the employee (or in the event of the death of the employee, his spouse, or descendants) for one year and thereafter the payment of supplemental pension benefits as described below. In addition, the Amended Employment Agreement provides for the reimbursement by the Corporation of the employee's legal and accounting fees up to $75,000 per year and reasonable business expenses incurred by the employee in connection with the business of the Corporation. The Amended Employment Agreement also provides the employee with various other benefits including the use of an automobile, disability and life insurance, and a club membership.

         The annual bonus payable to the employee under the Amended Employment Agreement is equal to $100,000 plus 10% of the Corporation's pretax earnings over $5.0 million provided that no annual bonus is payable if pretax earnings of the Corporation are less than $5.0 million. The Amended Employment Agreement limits salary and the annual bonus payment described above to an aggregate of not more than $1.0 million annually. Annual bonuses can be paid in cash or Class A Common (non-voting) Stock at the option of the employee. For the years ended June 2, 2002, June 3, 2001, and May 28, 2000, the bonus accrued under this agreement was $298,000, $331,000 and $364,000, respectively.

         The Amended Employment Agreement also provides for the annual payment of a long-term performance bonus based upon the Corporation's performance over the prior five-year period as measured by its average sales growth and average increase in operating profits as compared to an industry peer group over the same period. The bonus payable is calculated based upon a formula matrix set forth in the Amended Employment Agreement, with such formula being recommended by an independent management consulting firm retained by the Corporation and approved by the Compensation Committee of the Board of Directors. For the years ended June 2, 2002, June 3, 2001, and May 28, 2000, the long-term performance bonus accrued under this agreement was $157,000, $144,000, and $114,000, respectively.

         The Amended Employment Agreement provides for annual supplemental pension benefits, commencing upon the earlier of (a) five years after termination of the employee (or one year following his death or disability) or
(b) the date of retirement, payable during the life of the employee and upon his death for the life of his spouse. Such annual supplemental pension benefits are equal to 60% of average total compensation (including bonuses) over the latest three-year period prior to retirement, assuming retirement at age 65 or later. Supplemental pension benefits are reduced based upon an established formula to the extent the employee retires prior to age 65. The net present value of the cost of providing this future benefit is recognized by the Corporation over the remaining expected years of service. The expense recognized under this agreement was approximately $773,000, $628,000 and $428,000 for the years ended June 2, 2002, June 3, 2001, and May 28, 2000, respectively. The projected benefit obligation was approximately $3,584,000 and $2,811,000 at June 2, 2002 and June 3, 2001,
respectively.

         The Amended Employment Agreement was revised effective as of August 1, 1997 to make certain clarifying changes and to require that bonus payments to Mr. Warehime in any taxable year in excess of $1.0 million would be subject to shareholder approval, which shareholder approval was given on August 14, 1997.

         On January 23, 1997, the Corporation entered into a five-year employment agreement with Gary T. Knisely, Executive Vice President, Secretary, and Counsel of the Corporation, at an annual salary of $175,000 with such compensation payable retroactively from June 1, 1996 (the "Knisely Agreement"). Unless terminated by either party, the Knisely Agreement automatically renews annually on each anniversary date so that five years always remain on the term of the agreement. The Knisely Agreement provides for annual salary increases (but not decreases) equal to the greater of 5% of the prior year's salary or the annual percentage increase in the CPI, as well as incentive bonuses and various other benefits. As of June 2, 2002, the aggregate liability of the Corporation under this agreement for the next five years is estimated to be $1,343,000, excluding annual performance bonuses. In the event the employee is terminated without cause, or in the event the employee terminates his employment after a reduction (without his written consent) of his duties or authority, compensation, or similar events, the Knisely Agreement provides for the payment of the salary and bonus (including all other benefits) over the remaining term of the agreement. In the event of termination due to death or disability, the Knisely Agreement provides for the payment of salary and bonus (including all other benefits) to the employee (or his spouse or other descendants in the event of the employee's death) for the later of one year from the date of such termination or the death of the employee.

         The Knisely Agreement also provides for annual supplemental pension benefits equal to 60% of the employee's average annual compensation (including bonuses but excluding other benefits) over the three most recent fiscal years prior to the employee's termination if the employee is no longer employed by the Corporation and the employee has attained the age of 55. Such annual supplemental pension benefits are payable for the remainder of the lifetime of the employee. The net present value of the cost of providing this future pension benefit is recognized by the Corporation over Mr. Knisely's expected remaining years of service. The expense recognized for supplemental pension benefits under this agreement was approximately $81,000, $108,000, and $45,000, for the years ended June 2, 2002, June 3, 2001, and May 28, 2000, respectively. The projected benefit obligation was approximately $422,000 and $341,000 at June 2, 2002 and June 3, 2001, respectively.

         On May 21, 1997, the Corporation entered into a change in control severance agreement with Alan T. Young which provides for termination compensation if Mr. Young's employment is terminated: (i) involuntarily, within 24 months of change in control or (ii) voluntarily, following a reduction in base salary, duties and responsibilities, within 24 months of a change in control. A "change in control" shall be deemed to occur if John A. Warehime ceases to be Chief Executive Officer of the Corporation or ceases to have the power and authority of the Chief Executive Officer. Pursuant to the terms of this agreement, any payment due thereunder shall be made over a two year period no less frequently than monthly and all payments during any twelve month period shall not in the aggregate exceed the officer's total cash compensation (salary and bonus) received from the Corporation during fiscal 2001.

         On October 17, 2001, the Corporation entered into a similar change in control severance agreement with each of the following eight officers: Mr. Pietro D. Giraffa, Jr., Mr. Edward L. Boeckel, Jr., Mr. Daniel E. Schuchart, Mr. William S. Gaugler, Jr., Mr. Timothy D. Mechler, Ms. Jennifer L. Carter, Mr. Jeffrey A. Warehime and Mr. J. Andrew Warehime. Jeffrey A. Warehime, Andrew Warehime and Jennifer Carter are the adult children of John Warehime, the Chairman of the Corporation.

         All payments made pursuant to any of these agreements are subject to the further conditions that: (i) the officer maintain the confidentiality of the Corporation's trade secrets, customer lists and other proprietary information of the Corporation; (ii) for a period of two years following the termination of the officer, neither the officer or his employer or business associate shall enter into or attempt to enter into any business relationship, solicit for employment or employ any person, employed by the Corporation or its affiliates at any time within six months prior to the officer's termination; and (iii) for a period of two years following the termination, the officer shall not directly or indirectly own, manage, operate, join or participate in any capacity, any entity which is primarily engaged in a business which competes with any significant business of the Corporation or its affiliates. If the executives were terminated on June 2, 2002, under circumstances entitling them to severance payments pursuant to these agreements, the aggregate amount due to each under the agreement would have been as follows:
Mr. Young $300,554, Mr. Giraffa $254,616, Mr. Boeckel $275,754, Mr. Schuchart $285,760, Mr. Gaugler $169,774, Mr. Mechler $169,126, Ms. Carter $175,158, Mr.
Jeffrey A. Warehime $185,856 and Mr. J. Andrew Warehime $117,124.

         The Corporation is also committed to another employee, Patricia H. Townsend, under a previous employment contract, which provides for minimum salary levels, annual adjustments, as well as incentive bonuses and for a term, which ends in March 2004. Provisions contained in the agreement provide for continuation of the remuneration for the remainder of the term of the agreement in the event of termination, incapacity, death, or disability. The estimated commitment for future salaries through the duration of the agreement as of June 2, 2002 was approximately $140,000.

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

         Base Salary. The Corporation has entered into employment agreements with Messrs. Warehime and Knisely pursuant to which they were entitled to receive annual base salaries of $701,995 and $231,525 during fiscal 2002, respectively. Pursuant to the terms of the employment agreements, such salaries are adjusted each year in accordance with the Consumer Price Index. The Board of Directors believe that the compensation levels established in the employment agreements were consistent with competitive practices for executives at this level based upon an evaluation performed on these employment agreements by an independent management consulting firm.

         The Corporation also entered into change in control severance agreement with certain officers of the Corporation which are described under "Employment Agreements and Change in Control Severance Agreements." These agreements do not establish a base salary for these officers.

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

         Annual cash bonuses of up to 100% of an officer's base salary are paid to the Corporation's officers, other than the Chief Executive Officer, based upon the Corporation's pre-tax earnings. In certain cases, bonuses are based on certain individual performance goals. In addition, Alan T. Young, Senior Vice President in Purchasing and Transportation received a bonus on incremental industrial sales.

         Stock Options. On June 20, 2002, the Board of Directors approved a Stock Option Plan as a means of compensating its executive officers and key employees. Options were awarded to certain executive officers, excluding John Warehime.

         Compensation of Chief Executive Officer. Pursuant to his employment agreement, Mr. Warehime's annual base salary for fiscal 2002 was $701,995, which represents an increase of $33,451 from fiscal 2001. Mr. Warehime also was paid a bonus (which represents both short and long term components of Mr. Warehime's bonus) pursuant to his employment agreement as a result of the achievement of certain levels of pre-tax income by the Corporation and increases in the Corporation's sales performance index and profitability index as compared to its peers.

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

                      Members of the Compensation Committee

              Clayton J. Rohrbach, Jr.          Arthur S. Schaier

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth as of August 10, 2002 certain information with respect to the beneficial ownership of the capital stock by:
(i) each person who is known by the Corporation to be the beneficial owner of more than five percent of any class of the Corporation's capital stock; (ii) each of the Corporation's directors; (iii) each of the Named Officers; and (iv) the Corporation's directors and Named Officers as a group. Except as otherwise indicated, the beneficial owners of the capital stock listed below have sole investment and voting power with respect to such shares. The address of the directors and Named Officers is that of the Corporation.

         As of August 10, 2002, the following number of shares by class of capital stock were outstanding:

          CLASS OF CAPITAL STOCK                                NUMBER OF SHARES
          ----------------------                                ----------------
Class A Common Stock ..........................................      288,284
Class B Common Stock ..........................................      582,198
Preferred Stock, Series A .....................................        6,228
Preferred Stock, Series B .....................................        8,336
Preferred Stock, Series C .....................................       10,000

                                                                                     SHARES
                                                                               BENEFICIALLY OWNED (1)
                                                                    ----------------------------------------------
                                                                    TITLE OF CLASS      AMOUNT          % OF CLASS
                                                                    --------------      ------          ----------
NAME OF 5% BENEFICIAL OWNER

COMMON STOCK

Alan A. Warehime Testamentary Trust A(2)..........................     Common A             --                 --
Farmers Bank                                                           Common B         39,828                6.8
c/o Allfirst Bank
13 Baltimore Street
Hanover, PA 17331

Alan A. Warehime Testamentary Trust B(3)..........................     Common A             --                 --
Farmers Bank                                                           Common B         76,165               13.1
c/o Allfirst Bank
13 Baltimore Street
Hanover, PA 17331

Heartland Advisors, Inc.(4).......................................     Common A         49,500               17.2
c/o William J. Nasgovitz                                               Common B             --
790 North Milwaukee Street
Milwaukee, WI 53202


ARWCO Corporation(18).............................................     Common A         21,166                7.3
P.O. Box 917                                                           Common B             --                 --
Hanover, PA 17331

Warehime Enterprises, Inc.(18)....................................     Common A         19,109                6.6
251 Frederick Street                                                   Common B         15,994                2.7
Hanover, PA 17331

Elizabeth W. Stick(18)............................................     Common A         14,972                5.2
35 Peyton Road                                                         Common B         44,244                7.6
York, PA 17403

J. William Warehime(18)...........................................     Common A          2,734                 .9
257 Frederick Street                                                   Common B         78,208               13.4
Hanover, PA 17331

Sally W. Yelland(18)..............................................     Common A             --                 --
2015 Youngs Road                                                       Common B         39,288                6.7
Hanover, PA  17331

Hanover Foods Corporation(5)......................................     Common A             --                 --
Employee Stock Trust                                                   Common B        155,949               26.8
1486 York Street
Hanover, PA  17331

SERIES C PREFERRED STOCK

Hanover Foods Corporation 401(k) Savings Plan Trust(6)............     Common A             --                 --
1486 York Street                                                       Common B             --                 --
Hanover, PA 17331                                                      Preferred C      10,000              100.0

DIRECTORS AND NAMED OFFICERS

John A. Warehime(9)...............................................     Common A          3,562                1.2
                                                                       Common B         44,730                7.7
                                                                       Preferred C         183                1.8

Clayton J. Rohrbach, Jr.(7).......................................     Common A             88                  *
                                                                       Common B             --                 --

                                                                                     SHARES
                                                                               BENEFICIALLY OWNED (1)
                                                                    ----------------------------------------------
                                                                    TITLE OF CLASS      AMOUNT          % OF CLASS
                                                                    --------------      ------          ----------
Cyril T. Noel(5)(7)(8)(10)........................................     Common A            301                  *
                                                                       Common B        138,191               23.7
                                                                       Preferred A         432                6.9
                                                                       Preferred B         360                4.3

T. Edward Lippy(11)...............................................     Common A            385                  *
                                                                       Common B             --                 --

Arthur S. Schaier(7)..............................................     Common A          3,500                1.2
                                                                       Common B             --                 --

James G. Sturgill, CPA, CVA(12)...................................     Common A            100                  *
                                                                       Common B             --                 --

James A. Washburn.................................................     Common A             --                 --
                                                                       Common B             --                 --

Jennifer W. Carter(13)............................................     Common A            207                  *
                                                                       Common B          3,551                  *
                                                                       Preferred C          85                  *

T. Michael Haugh..................................................     Common A             --                 --
                                                                       Common B             --                 --

Gary T. Knisely, Esq.(8)(14)......................................     Common A          1,688                  *
                                                                       Common B          2,046                  *
                                                                       Preferred B          24                  *
                                                                       Preferred C         183                1.8

Pietro D. Giraffa, Jr.(15)........................................     Common A             --                 --
                                                                       Common B          1,035                  *
                                                                       Preferred C         180                1.8

Alan T. Young(16).................................................     Common A             --                 --
                                                                       Common B          1,541                  *
                                                                       Preferred C         182                1.8

Daniel E. Schuchart(17)...........................................     Common A             88                  *
                                                                       Common B          1,039                  *
                                                                       Preferred C         153                1.5

All directors and named officers as a group (13 persons)..........     Common A          9,919                3.4
                                                                       Common B        192,133               33.0
                                                                       Preferred A         432                6.9
                                                                       Preferred B         384                4.6
                                                                       Preferred C         966                9.7


* Less than one percent.

(1) The securities "beneficially owned" by a person are determined in accordance with the definition of "beneficial ownership" set forth in the regulations of the Securities and Exchange Commission and, accordingly, include securities owned by or for the spouse, children or certain other relatives of such person as well as other securities as to which the person has or shares voting or investment power or has the right to acquire within 60 days after August 10, 2002. The same shares may be beneficially owned by more than one person. Beneficial ownership may be disclaimed as to certain of the securities.

(2) Includes shares held by the Alan A. Warehime Testamentary Trust A. Voting and dispositive power with respect to such shares is shared by five trustees, each of whom has one vote. A majority vote of such individuals is required to vote or dispose of such shares. Trustees of such trust include John A. Warehime, Chairman, President and Chief Executive Officer of the Corporation, Cyril T. Noel, a director of the Corporation, Sally Yelland, Michael Warehime and the Allfirst Bank.

(3) Includes shares held by the Alan A. Warehime Testamentary Trust B. Voting and dispositive power with respect to such shares is shared by five trustees, each of whom has one vote. A majority vote of such individuals is required to vote or dispose of such shares. Trustees of such trust include John A. Warehime, Chairman, President and Chief Executive Officer of the Corporation, Cyril T. Noel, a director of the Corporation, Sally Yelland, Michael Warehime and the Allfirst Bank.

(4) As reported by Heartland Advisors, Inc. ("Heartland") and William J. Nasgovitz, the President and a principle shareholder of Heartland, in Amendment Five to Schedule 13G dated December 31, 2000. Each of Heartland and Mr. Nasgovitz reported sole voting and no dispositive power with respect to the shares held. Such shares are held in investment advisory accounts of Heartland. The interests of one such account, Heartland Value Fund, relates to more than 5% of the class.

(5) The Employee Stock Trust may be deemed to beneficially own the shares held by such trust. Includes 4,258 shares owned by the Employee Stock Ownership Plan and 13,500 shares contributed to the Employee Stock Trust for the purpose of funding the Corporation's obligations under the Employee Stock Option Plan. Shares held by the Employee Stock Trust are voted by the employee beneficiaries of the Employee Stock Trust, on a confidential basis, except for procedural matters where the shares are voted by the trustee of such trust, Director Noel.

(6) The 401(k) Plan may be deemed to beneficially own the shares held by such plan. The Series C Preferred Stock is currently convertible into shares of the Class A Common Stock on a one for one basis. The trustee of the 401(k) Plan is First Union National Bank. The trustees of the subtrust, which holds the Series C Preferred stock under the plan, are Directors Noel, Rohrbach and Schaier.

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

(9) Includes 3,562 shares of Class A Common Stock and 8,558 shares of Class B Common Stock, owned jointly with spouse, and 183 shares of Series C Preferred Stock owned by Mr. Warehime through the 401(k) Plan.

(10) Includes 88 shares of Class A Common Stock owned jointly with children,
     160 shares of Series A Preferred Stock owned jointly with spouse. Also includes 138,191 shares of Class B Common Stock held by the Employee Stock Trust, of which Mr. Noel is the trustee, as to which Mr. Noel may be deemed to be a beneficial owner.

(11) Includes 385 shares of Class A Common Stock owned jointly with spouse.

(12) Includes 100 shares of Class A Common Stock owned jointly with spouse.

(13) Includes 32 shares of Class B Common Stock owned by Ms. Carter through the Employee Stock Ownership Plan, 14 shares of Class B Common Stock owned by Ms. Carter's husband through the Employee Stock Ownership Plan, 82 shares of Series C Preferred Stock owned by Ms. Carter through 401(k) Plan, 3 shares of Series C Preferred Stock owned by Ms. Carter's husband through 401(k) Plan, and 500 shares of Class B Common Stock issuable upon the exercise of options, as to which Ms. Carter has voting power. See Footnote 5 above.

(14) Includes (i) 46 shares of Class B Common Stock owned by Mr. Knisely through the Employee Stock Ownership Plan, (ii) 2,000 shares of Class B Common Stock issuable upon the exercise of options, as to which

     Mr. Knisely has voting power, (iii) 1,265 shares of Class A Common Stock, owned jointly with spouse, (iv) 227 shares of Class A Common Stock owned by Mr. Knisely's spouse (v) 24 shares of Series B Preferred Stock, owned jointly with spouse, and (vi) 183 shares of Series C Preferred Stock owned by Mr. Knisely through the 401(k) Plan.

(15) Includes 35 shares of Class B Common Stock owned by Mr. Giraffa through the Employee Stock Ownership Plan, 1,000 shares of Class B common Stock issuable upon the exercise of options, as to which Mr. Giraffa has voting power, and 180 shares of Series C Preferred Stock owned by Mr. Giraffa through the 401(k) Plan.

(16) Includes 41 shares of Class B Common Stock owned by Mr. Young through the Employee Stock Ownership Plan, 1,500 shares of Class B common Stock issuable upon the exercise of options, as to which Mr. Young has voting power, and 182 shares of Series C Preferred Stock owned by Mr. Young through the 401(k) Plan.

(17) Includes 39 shares of Class B Common Stock owned by Mr. Schuchart through the Employee Stock Ownership Plan, 1,000 shares of Class B common Stock issuable upon the exercise of options, as to which Mr. Schuchart has voting power, and 153 shares of Series C Preferred Stock owned by Mr. Schuchart through the 401(k) Plan.

(18) Ms. Stick, Mr. J. William Warehime and Ms. Yelland are directors and/or officers of ARWCO Corporation or Warehime Enterprises, Inc. The shares owned by Warehime Enterprises, Inc. and ARWCO Corporation are not included in the shares beneficially owned by the individual directors and officers.

EQUITY COMPENSATION PLAN INFORMATION

                                                                                      NUMBER OF SECURITIES
                                NUMBER OF SECURITIES                                 REMAINING AVAILABLE FOR
                                  TO BE ISSUED UPON         WEIGHTED-AVERAGE      FUTURE ISSUANCE UNDER EQUITY
                                     EXERCISE OF           EXERCISE PRICE OF           COMPENSATION PLANS
                                OUTSTANDING OPTIONS,      OUTSTANDING OPTIONS,        (EXCLUDING SECURITIES
        PLAN CATEGORY            WARRANTS AND RIGHTS      WARRANTS AND RIGHTS       REFLECTED IN COLUMN (a))
        -------------            -------------------      -------------------       ------------------------
                                         (a)                      (b)                           (c)
EQUITY COMPENSATION PLANS
APPROVED BY SECURITY HOLDERS             --                       --                            --

EQUITY COMPENSATION PLANS
NOT APPROVED BY SECURITY
HOLDERS:(4)
  2002 STOCK OPTION PLAN               13,500(1)            $110 per share(2)                 21,100(3)
  401(k) SAVINGS PLAN                     0                        0                             190
  EMPLOYEE STOCK OWNERSHIP                0                        0                         138,191
    PLAN


(1) Amounts reflect options granted subsequent to fiscal year end. No options were granted under the Stock Option Plan during fiscal 2002.

(2) Reflects weighted average exercise price of options granted on June 20, 2002.

(3) Represents shares available for issuance under the Stock Option Plan approved by the Board of Directors subsequent to fiscal year end following award of options on June 20, 2002.

(4) Does not include shares held by the Employee Stock Trust. The Employee Stock Trust is designed to fund contributions to employee benefit plans for non-union employees of the Corporation (excluding John A. Warehime), including, but not limited to, the Employee Stock Ownership Plan and Stock Option Plan, and holds shares available for issuance (i) under the Employee Stock Ownership Plan, (ii) pursuant to outstanding options issued under the Stock Option Plan, and (iii) to fund other employee benefit plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During fiscal 2002, the Corporation and its subsidiaries, in the normal course of business, purchased and sold goods and services to related companies. These transactions are summarized below.

         During fiscal 2002, the Corporation rented equipment from Park 100 Foods, Inc. The rental payments pursuant to such lease agreements totaled $14,000 during fiscal 2002. In addition, the Corporation purchased

$2,000 of food ingredients from Park 100 Foods, Inc. and reimbursed Park 100 Foods, Inc. $9,000 for nonconforming food products. As of June 2, 2002, the Corporation had an accounts receivable of $164,000 from Park 100 Foods, Inc. for food products sold and shipped to Park 100 Foods, Inc. During fiscal 2002, the Corporation sold approximately $1.6 million of frozen food products to Park 100 Foods, Inc., Tipton, Indiana. James A. Washburn, a director of the Corporation, owns approximately 80% of the outstanding stock of Park 100 Foods, Inc.

         During fiscal 2002, the Corporation leased a two story farm house, adjoining one story guest house and adjoining ground located on Trolley Road, R.D. #3, Hanover, Heidelberg Township, Pennsylvania, for customer housing and temporary new employee housing from John A. and Patricia M. Warehime for a total of $49,000.

         During fiscal 2002, the Corporation leased a barn for seed storage, located in Heidelberg Township, Pennsylvania for $4,000 from Warehime Enterprises, Inc. In addition, the Corporation purchased used food processing equipment for $77,000 from Warehime Enterprises, Inc. J. William Warehime, a shareholder of the Corporation, and John A. Warehime, Chairman of the Corporation, own 44.4% and 14.8% of the outstanding stock of Warehime Enterprises, Inc., respectively.

         During fiscal 2002, the Corporation purchased $1.2 million contracted vegetables from Lippy Brothers, Inc. T. Edward Lippy, a director of the Corporation, owns approximately 37.0% of the outstanding stock of Lippy Brothers, Inc.

         During fiscal 2002, the adult children of the Corporation's Chairman, John Warehime, were employed by the Corporation, including Jennifer Carter, Director, who is employed as Assistant to the Chairman, Jeffrey Warehime, who is employed as Director - Brokered Retail Sales, and Andrew Warehime, who is employed as Special Sales Manager. Jennifer Carter, Jeffrey Warehime and Andrew Warehime are employed by the Corporation at annual salaries of $89,606, $95,067, $60,319, respectively. See "Part III -- Item 11. Employment Agreements and Change in Control Severance Agreements." Ms. Carter also receives director compensation customary for the Corporation's directors. See "Part III -- Item
10. Directors and Executive Officers of the Corporation -- Director Compensation." On June 20, 2002, each of Jennifer Carter, Jeffrey Warehime, and Andrew Warehime were granted an option to purchase 500 shares of Class B common stock. Andrea Kint, the daughter of Pietro Giraffa, Vice President and Controller of the Corporation, is employed as Assistant Production Manager -- Hanover, PA Frozen Operations at an annual salary of $45,000.

STOCK PERFORMANCE GRAPH

         The following graph shows a comparison of the cumulative total return for the Corporation's Class A Common Stock, the NASDAQ Stock Market and the Hanover Composite Index (defined below), assuming an investment of $100 on June 1, 1997 and the reinvestment of all dividends. The Peer Group includes Seneca Foods Corporation, J.M. Smuckers Company, Maui Land and Pineapple Co., Del Monte Foods, Inc. and Odmalla Inc. The data points used for the performance graph are listed below.

         The following graph is required to be included in this Annual Report by SEC regulations; however, in reviewing these materials shareholders are advised that since the Corporation's Class A Common Stock is not actively traded, it can not be properly compared to companies whose securities are traded on an exchange or the NASDAQ Stock Market.

                                  [LINE GRAPH]

TOTAL RETURN ANALYSIS
                           6/1/1997    5/31/1998    5/30/1999    5/28/2000    6/3/2001     6/2/2002
                           --------    ---------    ---------    ---------    --------     --------
Hanover Foods Corp.      $   100.00   $   149.29   $   177.69   $   181.40   $   151.67   $   154.61
Peer Group               $   100.00   $   137.79   $   146.40   $   140.25   $   164.74   $   193.27
Nasdaq Composite         $   100.00   $   126.65   $   178.67   $   237.96   $   151.22   $   115.77


ITEM 14. CONTROLS AND PROCEDURES

         None.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   1. Financial Statements:

         Hanover Foods Corporation and Subsidiaries

         The following financial statements of Hanover Foods Corporation and Subsidiaries are incorporated herein by reference to the Corporation's Annual Report to Shareholders for the year ended June 2, 2002.

         Independent Auditors' Report

         Consolidated Balance Sheets as of June 2, 2002 and June 3, 2001.

         Consolidated Statements of Earnings for the Years Ended June 2, 2002, June 3, 2001, and May 28, 2000.

         Consolidated Statements of Comprehensive Income for the Years Ended June 2, 2002, June 3, 2001, and May 28, 2000.

         Consolidated Statements of Cash Flows for the Years Ended June 2, 2002, June 3, 2001, and May 28, 2000.

         Consolidated Statements of Stockholders' Equity for the Years Ended June 2, 2002, June 3, 2001, and May 28, 2000.

         Notes to Consolidated Financial Statements for the Years Ended June 2, 2002, June 3, 2001, and May 28, 2000.

         2.       Financial Statement Schedules

         None. All schedules are omitted because they are not applicable or not required, or because the required information is included in the financial statements or notes thereto.

         3.       Exhibits

         The following exhibits are filed herein or have been previously filed with the Securities and Exchange Commission and are incorporated by reference herein.

NUMBER           DESCRIPTION
------           -----------
      3(a)        Registrant's Amended and Restated Articles of Incorporation is
                  incorporated by reference to the Form 10-K filed on August 29,
                  1997, wherein such Exhibit is designated as 3(a).

      3(b) Amendment No. 1 to Registrant's Amended and Restated Articles of Incorporation is incorporated by reference to the Form 10-K filed on August 29, 1997, wherein such Exhibit is designated as 3(b).

      3(c)        Registrant's Amended and Restated Bylaws enacted January 15,
                  1999 are incorporated by reference to the Form 10-K filed on August 30, 1999, wherein such Exhibit is designated as 3(d).

      4(a)        Note Agreement dated as of December 1, 1991, between the
                  Corporation and Allstate Life Insurance Corporation, with regard to the Corporation's $25,000,000, 8.74% Senior Notes
                  Due March 15, 2007, is incorporated herein by reference to the Form 10-K filed June 25, 1992 wherein such Exhibit is designated as 4(a).

      4(b)        June 20, 1995 First Amendment to December 1, 1991 Note
                  Agreement between the Corporation and Allstate Life Insurance
                  Corporation (the "Note Agreement") and Waiver of Compliance with Section 5.9 of the Note Agreement is incorporated herein by reference to the Form 10-K filed on

NUMBER           DESCRIPTION
------           -----------
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

      4(i)        August 3, 2001 waiver to covenants in the December 1991 Note
                  Agreement between the Corporation and Allstate Life Insurance
                  Compensation (the "Note Agreement") is incorporated by reference to the Form 10-K filed on August 31, 2001, wherein such Exhibits is designated 4(i).

      4(j) Note Purchase Agreement dated as of September 1, 2001, between the Corporation and a group of lenders led by John Hancock
                  Life Insurance Company with regard to the Corporation's
                  $25,000,000, 7.01% a group of lenders led by Senior Notes Due
                  September 15, 2011 is attached hereto and designated Exhibit
                  4(j).

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

NUMBER           DESCRIPTION
------           -----------
     10(d)        November 14, 1986 Employment Agreement between Hanover Brands,
                  Inc. and Patricia H. Townsend is incorporated herein by
                  reference to the Form 10 filed July 28, 1989, wherein such
                  Exhibit is designated as 10(d).

     10(e) May 10, 1991 Amendment to April 28, 1988 Agreement of Sale between Warehime Enterprises, Inc. and Hanover Brands, Inc., is incorporated herein by reference to the Form 10-K filed
                  June 29, 1991, wherein such Exhibit is designated as 10(e).

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

     10(q)        April 1, 2000 Amendment No. 3 to June 12, 1995 Employment
                  Agreement between Hanover Foods Corporation and John A.
                  Warehime is incorporated by reference to the Form 10-K filed on August 23, 2000, wherein such Exhibits designated as 10
                  (q).

     10(r)        April 1, 2000 Amendment No. 1 to January 23, 1997 Employment
                  Agreement between Hanover Foods Corporation and Gary T.
                  Knisely is incorporated by reference to the Form 10-K filed on August 23, 2000, wherein such Exhibit designated as 10 (r).

NUMBER           DESCRIPTION
------           -----------
     10(s)        Annual Top Management Cash Bonus Program. *

     10(t)        October 27, 2000 Senior Executive Agreement between Hanover
                  Foods Corporation and Pietro D. Giraffa, Jr. is incorporated by reference to the Form 10-K filed on August 31, 2001, wherein such Exhibit is designated as 10(t). *

    10 (u)        October 27, 2000 Senior Executive Agreement between Hanover
                  Foods Corporation and Edward L. Boeckel, Jr. is incorporated by reference to the Form 10-K filed on August 31, 2001, wherein such Exhibit is designated as 10(u). *

     10(v)        October 27, 2000 Senior Executive Agreement between Hanover
                  Foods Corporation and Daniel E. Schuchart is incorporated by reference to the Form 10-K filed on August 31, 2001, wherein such Exhibit is designated as 10(v). *

     10(w)        October 27, 2000 Senior Executive Agreement between Hanover
                  Foods Corporation and William S. Gaugler, Jr. incorporated by reference to the Form 10-K filed on August 31, 2001, wherein such Exhibit is designated as 10(w). *

     10(x)        October 27, 2000 Senior Executive Agreement between Hanover
                  Foods Corporation and Timothy D. Mechler is incorporated by reference to the Form 10-K filed on August 31, 2001, wherein such Exhibit is designated as 10(x). *

     10(y)        October 27, 2000 Senior Executive Agreement between Hanover
                  Foods Corporation and Jennifer L. Carter is incorporated by reference to the Form 10(k) filed on August 31, 2001, wherein such Exhibit is designated as 10(y).

     10(z)        October 27, 2000 Senior Executive Agreement between Hanover
                  Foods Corporation and Jeffrey A. Warehime is incorporated by reference to the Form 10-K filed on August 31, 2001, wherein such Exhibit is designated as 10(z). *

    10(aa)        October 27, 2000 Senior Executive Agreement between Hanover
                  Foods Corporation and J. Andrew Warehime is incorporated by reference to the Form 10-K filed on August 31, 2001, wherein such Exhibit is designated as 10(aa). *

    10(bb)        2002 Stock Option Plan and Form of Option Agreement.

    10(cc)        Revised and Restated Employee Stock Trust, effective June 20, 2002.

     11 Computation of Earnings Per Share. Incorporated by reference to Note 12 of the Notes to Consolidated Financial Statements.

     13           2002 Annual Report to Shareholders is attached as Exhibit 13.

     21           Subsidiaries of the Registrant.

     99.1 Audit Committee Charter is incorporated by reference to the Form 10-K filed on August 31, 2001, wherein such Exhibit is designated as 20.

     99.2         Certification of the Chief Executive Officer pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

     99.3         Certification of the Chief Financial Officer pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

*Management contract or compensatory plan or arrangement.

(b)      Reports on Form 8-K

         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:   AUGUST 30, 2002.

                                                HANOVER FOODS CORPORATION


                                                By: /s/ John A. Warehime
                                                    ----------------------------
                                                     JOHN A. WAREHIME
                                                     Chairman, President and
                                                     Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ John A. Warehime                     By:  /s/ Clayton J. Rohrbach, Jr.
     --------------------------------------        ----------------------------
     John A. Warehime                              Clayton J. Rohrbach, Jr.
     Chairman, President                           Director
     Chief Executive Officer and Director

Date:  August 30, 2002                        Date:  August 30, 2002

By:  /s/ Gary T. Knisely                      By:  /s/ James G. Sturgill
     --------------------------------------        ---------------------
     Gary T. Knisely                               James G. Sturgill
     Executive Vice President                      Director
     Counsel
     Chief Financial Officer

Date:  August 30, 2002                        Date:  August 30, 2002

By:  /s/ Pietro D. Giraffa, Jr.               By:  /s/ James A. Washburn
     --------------------------------------        ---------------------
     Pietro D. Giraffa, Jr.                        James A. Washburn
     Vice President - Controller                   Director
     Chief Accounting Officer

Date:  August 30, 2002                        Date:  August 30, 2002

By:  /s/ Arthur S. Schaier                    By:  /s/ Cyril T. Noel
     --------------------------------------        -----------------
     Arthur S. Schaier                             Cyril T. Noel
     Director                                      Director

Date:  August 30, 2002                        Date:  August 30, 2002

By:  /s/ T. Edward Lippy                      By:  /s/ Jennifer W. Carter
     --------------------------------------        ----------------------
     T. Edward Lippy                               Jennifer W. Carter
     Director                                      Director

Date:  August 30, 2002                        Date:  August 30, 2002

By:  /s/ T. Michael Haugh
     --------------------------------------
     T. Michael Haugh
     Director

Date:  August 30, 2002

                                  CERTIFICATION

         I, John A. Warehime, Chief Executive Officer of Hanover Foods Corporation, certify that:

         1. I have reviewed this annual report on Form 10-K of Hanover Foods Corporation;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.



         Date:  August 30, 2002              /s/ John A. Warehime
                                             ----------------------------------
                                             John A. Warehime
                                             Chief Executive Officer

                                  CERTIFICATION

         I, Gary T. Knisely, Chief Financial Officer of Hanover Foods Corporation, certify that:

         1. I have reviewed this annual report on Form 10-K of Hanover Foods Corporation;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.



         Date:  August 30, 2002              /s/ Gary T. Knisely
                                             -----------------------------------
                                             Gary T. Knisely
                                             Chief Financial Officer

                            HANOVER FOODS CORPORATION

                                  EXHIBIT INDEX

NUMBER      DESCRIPTION
------      -----------
3(a)        Registrant's Amended and Restated Articles of Incorporation is
            incorporated by reference to the Form 10-K filed on August 29, 1997, wherein such Exhibit is designated as 3(a).

3(b)        Amendment No. 1 to Registrant's Amended and Restated Articles of
            Incorporation is incorporated by reference to the Form 10-K filed on August 29, 1997, wherein such Exhibit is designated as 3(b).

3(c) Registrant's Amended and Restated Bylaws enacted January 15, 1999 are incorporated by reference to the Form 10-K filed on August 30, 1999, wherein such Exhibit is designated as 3 (c).

4(a) Note Agreement dated as of December 1, 1991, between the Corporation and Allstate Life Insurance Corporation, with regard to the Corporation's $25,000,000, 8.74% Senior Notes Due March 15, 2007, is incorporated herein by reference to the Form 10-K filed June 25, 1992 wherein such Exhibit is designated as 4(a).

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

4(i)        August 3, 2001 waiver to covenants in the December 1991 Note
            Agreement between the Corporation and Allstate Life Insurance
            Compensation (the "Note Agreement") is incorporated by reference to the Form 10-K filed on August 31, 2001, wherein such Exhibits is designated 4(i).

4(j)        Note Purchase Agreement dated as of September 1, 2001, between the
            Corporation and a group of lenders led by John Hancock Life
            Insurance Company with regard to the Corporation's $25,000,000, 7.01% a group of lenders led by Senior Notes Due September

NUMBER      DESCRIPTION
------      -----------
            15, 2011 is attached hereto and designated Exhibit 4(j).

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

10(d)       November 14, 1986 Employment Agreement between Hanover Brands, Inc.
            and Patricia H. Townsend is incorporated herein by reference to the Form 10 filed July 28, 1989, wherein such Exhibit is designated as 10(d).

10(e)       May 10, 1991 Amendment to April 28, 1988 Agreement of Sale between
            Warehime Enterprises, Inc. and Hanover Brands, Inc., is incorporated herein by reference to the Form 10-K filed June 29, 1991, wherein such Exhibit is designated as 10(e).

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

10(o)       May 21, 1997 Senior Executive Agreement between Hanover Foods
            Corporation and Alan T. Young is incorporated herein by reference to the Form 10-K filed on August 27, 1997, wherein such Exhibit is designated 10(o). *

10(p) April 22, 1997 John R. Miller, Jr. Voting Agreement is incorporated herein by reference to the Form 10-K filed on August 27, 1997, wherein such Exhibit is designated as 10(p). *

10(q) April 1, 2000 Amendment No. 3 to June 12, 1995 Employment Agreement between Hanover Foods Corporation and John A. Warehime is incorporated by reference to the Form 10-K filed on August 23, 2000, wherein such Exhibits designated as 10 (q).

10(r)       April 1, 2000 Amendment No. 1 to January 23, 1997 Employment
            Agreement between Hanover Foods Corporation and Gary T. Knisely is incorporated by reference to the Form 10-K filed on August 23, 2000, wherein such Exhibit designated as 10 (r).

10(s)       Annual Top Management Cash Bonus Program.

10(t)       October 27, 2000 Senior Executive Agreement between Hanover Foods
            Corporation and Pietro D. Giraffa, Jr. is incorporated by reference to the Form 10-K filed on August 31, 2001, wherein such Exhibit is designated as 10(t). *

10(u)       October 27, 2000 Senior Executive Agreement between Hanover Foods
            Corporation and Edward L. Boeckel, Jr. is incorporated by reference to the Form 10-K filed on August 31, 2001, wherein such Exhibit is designated as 10(u). *

10(v)       October 27, 2000 Senior Executive Agreement between Hanover Foods
            Corporation and Daniel E. Schuchart is incorporated by reference to the Form 10-K filed on August 31, 2001, wherein such Exhibit is designated as 10(v). *

10(w)       October 27, 2000 Senior Executive Agreement between Hanover Foods
            Corporation and William S. Gaugler, Jr incorporated by reference to the Form 10-K filed on August 31, 2001, wherein such Exhibit is designated as 10(w). *

10(x)       October 27, 2000 Senior Executive Agreement between Hanover Foods
            Corporation and Timothy D. Mechler is incorporated by reference to the Form 10-K filed on August 31, 2001, wherein such Exhibit is designated as 10(x). *

10(y)       October 27, 2000 Senior Executive Agreement between Hanover Foods
            Corporation and Jennifer L. Carter is incorporated by reference to the Form 10(k) filed on August 31, 2001, wherein such Exhibit is designated as 10(y).

10(z)       October 27, 2000 Senior Executive Agreement between Hanover Foods
            Corporation and Jeffrey A. Warehime is incorporated by reference to the Form 10-K filed on August 31, 2001, wherein such Exhibit is designated as 10(z). *

10(aa)      October 27, 2000 Senior Executive Agreement between Hanover Foods
            Corporation and J. Andrew Warehime is incorporated by reference to the Form 10-K filed on August 31, 2001, wherein such Exhibit is designated as 10(aa). *

10(bb)      2002 Stock Option Plan and Form of Option Agreement.

10(cc)      Revised and Restated Employee Stock Trust, effective June 20, 2002.

11          Computation of Earnings Per Share. Incorporated by reference to Note
            12 of the Notes to Consolidated Financial Statements.

13          2002 Annual Report to Shareholders is attached as Exhibit 13.

NUMBER      DESCRIPTION
------      -----------
21          Subsidiaries of the Registrant.

99.1        Audit Committee Charter is incorporated by reference to the Form
            10-K filed on August 31, 2001, wherein such Exhibit is designated as 20.

99.2 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management contract or compensatory plan or arrangement