Form 10-Q
period 2002-09-01
HANOVER FOODS CORP /PA/
filed 2002-10-16
CIK 853733

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 1, 2002

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

Indicate the number of shares outstanding of issuer's classes of common stock as of the latest practicable date.

                   Class                       Outstanding at September 1, 2002
                   -----                       --------------------------------

    Class A Common Stock, $25 par value                  288,284 shares

    Class B Common Stock, $25 par value                  582,198 shares

                   HANOVER FOODS CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q

                 For the Thirteen Weeks Ended September 1, 2002


Index                                                                                            Page
-----                                                                                            ----
Part I -- Financial Information

     Item 1 -- Financial Statements:

         Condensed Consolidated Balance Sheets
           September 1, 2002 (Unaudited) and June 2, 2002...........................................3

         Condensed Consolidated Statements of Operations (Unaudited)
           Thirteen Weeks Ended September 1, 2002
           and September 2, 2001....................................................................5

         Condensed Consolidated Statements of Stockholders'
           Equity, (Unaudited) Thirteen Weeks Ended September 1, 2002 ..............................6

         Condensed Consolidated Statements of Cash Flows
           (Unaudited), Thirteen Weeks Ended September 1, 2002
           and September 2, 2001....................................................................7

         Notes to Condensed Consolidated Financial Statements
           (Unaudited)..............................................................................8

     Item 2 -- Management's Discussion and Analysis of Financial
            Condition and Results of Operations....................................................17

     Part II -- Other Information..................................................................21

     Item 1-- Legal Proceedings....................................................................21
     Item 2-- Changes in Securities................................................................21
     Item 3-- Defaults upon Senior Securities......................................................21
     Item 4-- Submission of Matters to a Vote of Security Holders..................................21
     Item 5-- Other Information....................................................................21
     Item 6-- Exhibits and Reports on Form 8-K.....................................................21

     Exhibit 99.1 Certification by John A. Warehime, Chief Executive Officer Pursuant
     to Section 906 of the Sarbanes-Oxley Act of 2002

     Exhibit 99.2 Certification by Gary T. Knisely, Chief Financial Officer Pursuant
     to Section 906 of the Sarbanes-Oxley Act of 2002

                         PART I -- FINANCIAL INFORMATION
                          Item 1. Financial Statements
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets

                                                       September 1, 2002    June 2, 2002
                                                       -----------------    ------------
ASSETS

Current Assets:
     Cash and Cash Equivalents                           $  4,121,000       $  2,816,000
     Accounts and Notes Receivable, Net                    27,273,000         26,917,000
     Accounts Receivable from Related Parties, Net            181,000            167,000
     Inventories
        Finished Goods                                     55,742,000         44,933,000
        Raw Materials and Supplies                         14,932,000         16,622,000
     Prepaid Expenses                                       1,867,000          2,361,000
     Prepaid Income Taxes                                     235,000                  0
     Deferred Income Taxes                                    917,000            276,000
                                                         ------------       ------------

Total Current Assets                                      105,268,000         94,092,000
                                                         ------------       ------------

Property, Plant and Equipment, at Cost:
     Land and Buildings                                    53,298,000         52,966,000
     Machinery and Equipment                              125,910,000        124,048,000
     Leasehold Improvements                                   544,000            544,000
                                                         ------------       ------------
                                                          179,752,000        177,558,000
     Less Accumulated Depreciation and
       Amortization                                       104,111,000        101,749,000
                                                         ------------       ------------
                                                           75,641,000         75,809,000
     Construction in Progress                                 236,000            830,000
                                                         ------------       ------------

Total Property, Plant and Equipment                        75,877,000         76,639,000
                                                         ------------       ------------
Other Assets:
     Intangible Assets, Net                                 3,480,000          3,549,000
     Other Assets                                           4,874,000          4,736,000
                                                         ------------       ------------
Total Assets                                             $189,499,000       $179,016,000
                                                         ------------       ------------

     See accompanying notes to condensed consolidated financial statements.

                         PART I -- FINANCIAL INFORMATION
                     Item 1. Financial Statements, Continued
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets

LIABILITIES AND STOCKHOLDERS' EQUITY                                                September 1, 2002      June 2, 2002
------------------------------------                                                -----------------      -------------
Current Liabilities:
     Notes Payable - Banks                                                            $  22,854,000        $  18,987,000
     Accounts Payable                                                                    22,415,000           19,890,000
     Accrued Expenses                                                                    14,511,000           13,189,000
     Current Maturities of Long-Term Debt                                                 4,294,000            4,297,000
     Income Taxes Payable                                                                 1,346,000            1,182,000
                                                                                      -------------        -------------
Total Current Liabilities                                                                65,420,000           57,545,000
                                                                                      -------------        -------------
Long-Term Debt, Less Current Maturities                                                  29,643,000           29,643,000
Other Liabilities                                                                         4,353,000            4,060,000
Deferred Income Taxes                                                                     4,702,000            3,777,000
                                                                                      -------------        -------------
Total Liabilities                                                                       104,118,000           95,025,000
                                                                                      -------------        -------------
Stockholders' Equity:
     Series A & B 8 1/4% cumulative convertible preferred, $25
         Par Value, 120,000 shares authorized;
         31,056 shares issued at June 2, 2002 and September 1, 2002;
         14,564 shares outstanding at June 2, 2002 and September 1, 2002                    776,000              776,000
     Series C 4.4% cumulative convertible preferred, $25
         Par Value, 10,000 shares authorized, issued and outstanding
         At June 2, 2002 and September 1, 2002                                              250,000              250,000
     Common stock, Class A, non-voting, $25 Par Value;
         800,000 shares authorized, 349,329 shares issued at June 2, 2002 and
         September 1, 2002; 288,284 shares
         outstanding at June 2, 2002 and September 1, 2002                                8,733,000            8,733,000
     Common stock, Class B, voting, $25 Par Value;
         880,000 shares authorized, 635,572 shares issued at June 2, 2002 and
         649,072 shares issued at September 1, 2002; 430,507 shares outstanding
         June 2, 2002 and September 1, 2002                                              16,227,000           15,889,000
     Capital Paid in Excess of Par Value                                                 16,385,000           15,238,000
     Retained Earnings                                                                   69,093,000           67,560,000
     Treasury Stock, at Cost                                                             (8,148,000)          (8,148,000)
     Value of Shares held in Employee Benefit - 138,191 shares
         at June 2, 2002 and 151,691 at September 1, 2002                               (17,653,000)         (16,168,000)
     Accumulated Other Comprehensive Loss                                                  (282,000)            (139,000)
                                                                                      -------------        -------------
Total Stockholders' Equity                                                               85,381,000           83,991,000
                                                                                      -------------        -------------
Total Liabilities and Stockholders' Equity                                            $ 189,499,000          179,016,000
                                                                                      -------------        -------------

     See accompanying notes to condensed consolidated financial statements.

                         PART I -- FINANCIAL INFORMATION
                     Item 1. Financial Statements, Continued
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
           Condensed Consolidated Statements of Operations - Unaudited


                                             THIRTEEN WEEKS ENDED
                                   -----------------------------------------
                                   September 1, 2002       September 2, 2001
                                   -----------------       -----------------
Net Sales                             $63,514,000             $60,977,000
Cost of Goods Sold                     51,082,000              49,353,000
                                      -----------             -----------
Gross Profit                           12,432,000              11,624,000

Selling Expenses                        5,019,000               5,467,000
Administrative Expenses                 3,731,000               3,101,000
                                      -----------             -----------
Operating Profit                        3,682,000               3,056,000

Interest Expense                          744,000                 869,000

Other Expenses, Net                       178,000                 203,000
                                      -----------             -----------
Earnings Before Income Taxes            2,760,000               1,984,000

Income Taxes                              978,000                 543,000
                                      -----------             -----------
Net Earnings                            1,782,000               1,441,000
Dividends on Preferred Stock               10,000                  10,000
                                      -----------             -----------
Net Earnings Applicable to
     Common Stock                     $ 1,772,000             $ 1,431,000
Earnings Per Share:
     Net Earnings Per Common
         Share - Basic                       2.47                    2.00
     Net Earnings Per Common
         Share - Diluted                     2.43                    1.98
Dividends per Share, Common                 0.275                   0.275
Basic Weighted Average Shares             718,791                 714,496
Diluted Weighted Average Shares           731,857                 727,919
                                      -----------             -----------

     See accompanying notes to condensed consolidated financial statements.

                         PART I -- FINANCIAL INFORMATION
                     Item 1. Financial Statements, Continued
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
            Condensed Consolidated Statements of Stockholders' Equity
                                   (Unaudited)


                                                           Cumulative                 Cumulative
                                                           Convertible                Convertible
                                                         Preferred Stock            Preferred Stock            Common Stock
                                       Total               Series A & B                Series C                   Class A
                                    Stockholders'  ---------------------------  ------------------------  -------------------------
                                       Equity          Shares        Amount      Shares        Amount      Shares         Amount
                                    ------------   ------------   ------------  ----------  ------------  ----------   ------------
Balance, June 2, 2002               $ 83,991,000         31,056   $    776,000      10,000  $    250,000     349,329   $  8,733,000

Net Earnings for the Period            1,782,000

Cash Dividends Per Share:
     Preferred -  $2.0625 annually       (10,000)
     Common  - $1.10 annually           (239,000)
Issuance of Common stock to
     Employee Stock Trust
     Class B 13,500 Shares
Other Comprehensive Loss                (143,000)
                                    ------------   ------------   ------------  ----------  ------------  ----------   ------------
Balance, September 1, 2002          $ 85,381,000         31,056   $    776,000      10,000  $    250,000     349,329   $  8,733,000
                                    ------------   ------------   ------------  ----------  ------------  ----------   ------------


                                                                   Capital
                                             Common Stock          Paid In
                                               Class B             Excess                          Treasury Stock
                                     -------------------------     Of Par       Retained    -------------------------
                                        Shares        Amount        Value       Earnings       Shares        Amount
                                     -----------  ------------  ------------  ------------  ------------  ------------
Balance, June 2, 2002                    635,572  $ 15,889,000  $ 15,238,000  $ 67,560,000       144,411  ($ 8,148,000)

Net Earnings for the Period                                                      1,782,000

Cash Dividends Per Share:
     Preferred -  $2.0625 annually                                                 (10,000)
     Common  - $1.10 annually                                                     (239,000)
Issuance of Common stock to
     Employee Stock Trust                 13,500     338,000       1,147,000
     Class B 13,500 Shares
Other Comprehensive Loss
                                     -----------  ------------  ------------  ------------  ------------  ------------
Balance, September 1, 2002               649,072  $ 16,227,000  $ 16,385,000  $ 69,093,000       144,411  ($ 8,148,000)
                                     -----------  ------------  ------------  ------------  ------------  ------------


                                                                          Accumulated
                                          Employee Stock Trust               Other
                                    --------------------------------     Comprehensive
                                       Shares              Amount            Loss
                                    ------------        ------------     ------------
Balance, June 2, 2002                    138,191        ($16,168,000)    ($   139,000)

Net Earnings for the Period

Cash Dividends Per Share:
     Preferred -  $2.0625 annually
     Common  - $1.10 annually
Issuance of Common stock to
     Employee Stock Trust                 13,500          (1,485,000)
     Class B 13,500 Shares
Other Comprehensive Loss                                                 ($   143,000)
                                    ------------        ------------     ------------
Balance, September 1, 2002               151,691        ($17,653,000)    ($   282,000)
                                    ------------        ------------     ------------

     See accompanying notes to condensed consolidated financial statements.

                         PART I -- FINANCIAL INFORMATION
                     Item 1. Financial Statements, Continued
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                 Thirteen Weeks Ended
                                                          ---------------------------------
                                                          Sept. 1, 2002       Sept. 2, 2001
                                                          -------------       -------------
Cash Flows From:
Operating Activities:
     Net Earnings                                         $  1,782,000        $  1,441,000
     Adjustments to Reconcile Net Earnings:
         To Net Cash Used In Operating Activities:
              Depreciation and Amortization                  2,431,000           2,234,000
              Deferred Income Taxes                            284,000            (100,000)
              Changes in Assets and Liabilities:
              Accounts Receivable                             (370,000)          1,391,000
              Inventories                                   (9,119,000)        (13,279,000)
              Prepaid Expenses                                 259,000             (77,000)
              Accounts Payable and Accrued Expenses          3,847,000           4,296,000
              Income Taxes Payable                             164,000             192,000
              Other Liabilities                                293,000             184,000
                                                          ------------        ------------
Net Cash Used in Operating Activities                         (429,000)         (3,718,000)
                                                          ------------        ------------
Investing Activities:
     Increase in Other Assets                                 (281,000)           (475,000)
     Acquisitions of Property, Plant and Equipment          (1,600,000)         (1,832,000)
                                                          ------------        ------------

Net Cash Used In Investing Activities                       (1,881,000)         (2,307,000)
                                                          ------------        ------------
Financing Activities:
     Increase in Notes Payable                               3,867,000           7,193,000
     Payments on Long-Term Debt                                 (3,000)             (3,000)
     Payment of Dividends                                     (249,000)           (246,000)
                                                          ------------        ------------
Net Cash Provided by Financing Activities                    3,615,000           6,944,000
                                                          ------------        ------------
Net Increase in Cash and Cash Equivalents                    1,305,000             919,000
Cash and Cash Equivalents, Beginning of Period               2,816,000           1,824,000
                                                          ------------        ------------
Cash and Cash Equivalents, End of Period                  $  4,121,000        $  2,743,000
                                                          ------------        ------------

     See accompanying notes to condensed consolidated financial statements.

                         PART I -- FINANCIAL INFORMATION
                     Item 1. Financial Statements, Continued
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                September 1, 2002
                                   (Unaudited)


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

      The Corporation's fiscal year ends at the close of operations on the Sunday nearest to May 31st. Accordingly, these financial statements reflect activity for the thirteen week periods ended September 1, 2002 and September 2, 2001.

      It is suggested that these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Form 10-K for the Corporation's fiscal year ended June 2, 2002.

      The condensed consolidated financial statements included herein reflect all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary to present a fair statement of the results of the interim period.

      The results for the interim periods are not necessarily indicative of trends or results to be expected for a full fiscal year.

      In November 2001, the Emerging Issues Task Force ("EITF") finalized Issue No. 01-9 "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)," which codified the matters discussed in Issue No. 00-14, "Accounting for Certain Sales Incentives" and Issue No. 00-25, "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer." Issue No. 01-9 provides guidance on accounting for certain promotional activities, as well as the accounting for certain consideration from a vendor to an entity that resells the vendor's products. The Company implemented the requirements of this pronouncement in the fourth quarter of the fiscal year ended June 2, 2002. In accordance with the provisions of this pronouncement, certain amounts previously reported as selling expenses were reclassified and reported as a reduction to net sales.

                         PART I -- FINANCIAL INFORMATION
                     Item 1. Financial Statements, Continued
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                September 1, 2002
                                   (Unaudited)

      Upon further review during the quarter ended September 1, 2002, the Company determined that certain modifications should be made to the reclassifications of net sales and selling expenses for the quarterly amounts reported during the fourth quarter of the fiscal year ended June 2, 2002 upon the initial adoption of EITF 01-9. As a result, the amounts reported for net sales and gross profit for the quarterly financial data for the fiscal year ended June 2, 2002 should be modified. The changes to the quarterly financial data do not affect reported results for the year, quarterly operating income or quarterly net income for the fiscal year ended June 2, 2002. The effect of these reclassifications was to increase net sales and gross profit by $857,000 and $1,027,000 for the first and second quarters of fiscal 2002, respectively and decrease net sales and gross profit by $1,197,000 and $867,000 for the third and fourth quarters of fiscal 2002, respectively. Revised amounts for net sales and gross profit for the quarterly financial data for the year ended June 2, 2002 are as follows:

                           First       Second       Third        Fourth
                          Quarter      Quarter     Quarter      Quarter
                          -------      -------     -------      -------
      Net Sales           $60,977      $83,644     $71,706      $73,776
      Gross Profit         11,624       17,865      11,995       12,352


(2)   SHORT-TERM BORROWINGS

      The Corporation and its subsidiaries maintain short-term unsecured lines of credit with various banks providing credit availability amounting to $50,000,000 of which $22,854,000 was borrowed at September 1, 2002. The average cost of funds during thirteen week period ended September 1, 2002 was 2.55%.

                         PART I -- FINANCIAL INFORMATION
                     Item 1. Financial Statements, Continued
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

(3)      LONG-TERM DEBT

         The long-term debt of the Corporation and its subsidiaries consist of:

                                                           September 1, 2002    June 2, 2002
                                                           -----------------    ------------
         8.74% unsecured senior notes payable
              to an insurance company, due
              through 2007                                    $ 8,929,000       $ 8,929,000

         7.01% unsecured senior notes payable
              to an insurance company, due through 2011        25,000,000        25,000,000

         Other                                                      8,000            11,000
                                                              -----------       -----------
         Total Long-Term Debt                                  33,937,000        33,940,000

         Less current maturities                                4,294,000         4,297,000
                                                              -----------       -----------
         Net Long-Term Debt                                   $29,643,000       $29,643,000
                                                              -----------       -----------

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

      The Corporation is in compliance with the restrictive provisions in the agreements as of September 1, 2002.

                         PART I -- FINANCIAL INFORMATION
                     Item 1. Financial Statements, Continued
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

(4)   RELATED PARTY TRANSACTIONS

      The Corporation and its subsidiaries, in the normal course of business, purchase and sell goods and services to related parties. Transactions with related parties are summarized below:

                                               Thirteen Weeks Ended
                                      ---------------------------------------
                                      September 1, 2002     September 2, 2001
                                      -----------------     -----------------
REVENUES:

     Park 100 Foods, Inc.                 $513,000              $292,000

EXPENDITURES:

     Park 100 Foods, Corp.                   3,000                 3,000
     Warehime Enterprises, Inc.              1,000                 1,000
     John A. & Patricia M. Warehime         17,000                14,000
     Lippy Brothers, Inc.                  242,000               314,000
     Schaier Travel, Inc.                    3,000                 2,000

                         PART I -- FINANCIAL INFORMATION
                     Item 1. Financial Statements, Continued
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

The respective September 1, 2002 and June 2, 2002 account balances with related parties are as follows:

                                September 1, 2002       June 2, 2002
                                -----------------       ------------
ACCOUNTS RECEIVABLE:

     Park 100 Foods, Inc.           $189,000              $164,000
     Lippy Brothers, Inc.                  0                 3,000


ACCOUNTS PAYABLE:

     Lippy Brothers, Inc.              3,000                     0
     James Sturgill                    1,000                     0
     John & Patricia Warehime          4,000                     0

                         PART I -- FINANCIAL INFORMATION
                     Item 1. Financial Statements, Continued
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


(5)   COMPREHENSIVE INCOME

      Comprehensive income is determined as follows:

                                                13 Weeks Ended
                                  -------------------------------------------
                                  September 1, 2002         September 2, 2001
                                  -----------------         -----------------
Net Income                           $ 1,782,000               $ 1,441,000

Other Comprehensive Loss-
Unrealized Loss on Investments          (143,000)                 (215,000)
                                     -----------               -----------

Comprehensive Income                 $ 1,639,000               $ 1,226,000
                                     -----------               -----------

(6) RECONCILIATION OF NUMERATOR AND DENOMINATOR FOR BASIC AND DILUTED EARNINGS PER SHARE

                                                        13 Weeks Ended
                                           -----------------------------------------
                                           September 1, 2002       September 2, 2001
                                           -----------------       -----------------
Numerator for basic earnings per share:
Net earnings applicable to
     common stock                             $1,772,000              $1,431,000

Preferred stock dividends                         10,000                  10,000
                                              ----------              ----------
Net earnings assuming dilution                $1,782,000              $1,441,000
                                              ----------              ----------
Denominator:
Basic weighted average shares                    718,791                 714,496

Effect of dilutive securities                     13,066                  13,423
                                              ----------              ----------
Diluted weighted average shares                  731,857                 727,919

                         PART I -- FINANCIAL INFORMATION
                     Item 1. Financial Statements, Continued
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

(7) STOCK OPTION PLAN

On June 20, 2002, the Corporation's Board of Directors adopted the Hanover Foods Corporation 2002 Stock Option Plan (the "Stock Option Plan"). All officers and key employees of the Corporation and of any present or future parent or subsidiary of the Corporation are eligible to receive options under the Stock Option Plan, excluding John A. Warehime. No individual may receive options under the Stock Option Plan for more than 15% of the total number of shares of the Corporation's Class B common stock authorized for issuance under the Stock Option Plan. 34,600 shares of the Corporation's Class B common stock, par value $25.00 per share, are authorized for issuance under the Stock Option Plan, and options to purchase 13,500 shares were granted on June 20, 2002. Under the Plan, the exercise price of stock options is equal to the fair market value of the common stock on the grant date. The maximum term of stock options is 10 years. Stock options are accounted for under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, no compensation expense is recorded for stock option grants. Concurrent with the stock option grant on June 20, 2002, the Corporation contributed an additional 13,500 shares of Hanover Class B common stock to the Employee Stock Trust for the purpose of funding obligations under the Stock Option Plan.

(8) NEW ACCOUNTING STANDARDS

In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 required that the purchase method of accounting be used for all business combinations completed after June 30, 2001 and specifies criteria for the recognition and reporting of intangible assets apart from goodwill. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also required that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. The Corporation adopted this statement in the first quarter of fiscal 2003. Adoption of this statement did not have a material effect on the Corporation's financial statements.

                         PART I -- FINANCIAL INFORMATION
                     Item 1. Financial Statements, Continued
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

(9) LEGAL MATTERS

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

    On May 4, 2001, the Superior Court of Pennsylvania, on remand from the Supreme Court of Pennsylvania to decide several remaining issues, held that the 1997 amendments to the Corporation's Amended and Restated Articles of Incorporation "violated principles of corporate democracy" and should be invalidated even though the Superior Court found the directors acted in good faith and their actions in approving the amendments did not result in a breach of their fiduciary duties. A petition for allocatur was filed with the Supreme Court of Pennsylvania requesting that the Supreme Court of Pennsylvania review the Superior Court's May 4, 2001 ruling. On September 17, 2002, the Supreme Court of Pennsylvania granted defendants' Petition for Allowance of Appeal.

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

The following comments should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the Corporation's Annual Report on Form 10-K for the fiscal year ended June 2, 2002

GENERAL

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

RESULTS OF OPERATIONS
NET SALES

Consolidated net sales were $63.5 million for the thirteen week period ended September 1, 2002. This represents an increase of 4.2% over the thirteen week period ended September 2, 2001 consolidated net sales of $61.0 million. The increase of $2.5 million was primarily due to increased sales in our branded canned and frozen retail as well as increases in food service and

                         PART I -- FINANCIAL INFORMATION
                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES

private label sales. These increases were partially offset by decreases in canned mushrooms and snacks.

COST OF GOODS SOLD

Cost of good sold were $51.1 million, or 80.4% of consolidated net sales in the thirteen week period ended September 1, 2002 and $49.4 million or 80.9% of consolidated net sales for the corresponding period in 2001. The decrease in cost of goods sold as a percentage of net sales resulted primarily from the increase in branded sales, which carries a lower cost of sales percentage as compared to other sales segments of the company.

SELLING EXPENSES

Selling expenses were $5.0 million, or 7.9% of consolidated net sales for the thirteen week period ended September 1, 2002 as compared to $5.5 million or 9.0% of consolidated net sales for the corresponding period in 2001. The decrease in selling expenses reflects lower coupon redemptions, media advertising, customer incentive programs and customer advertising dollars.

ADMINISTRATIVE EXPENSES

Administrative expenses were $3.7 million, or 5.9% of consolidated met sales for the thirteen week period ended September 1, 2002 as compared to $3.1 million, or 5.1% of consolidated net sales for the corresponding period in 2001. The increase in administrative expenses reflects an increase in outside legal fees and services, the provision for the supplemental pension benefits and general annual wage increases.

INTEREST EXPENSE

Interest expense was $.7 million for the thirteen week period ended September 1, 2002 as compared to $.9 million for the same period in 2001. The decrease reflects lower average borrowings as well as lower average borrowing rates for the period compared to 2001.

OTHER EXPENSES

Other expenses were $178,000 for the thirteen week period ended September 1, 2002 as compared to $203,000 for the same period in 2001. The decrease in other expenses is primarily due higher miscellaneous income offset by lower returns on the sale of investments, and a larger foreign translation adjustment loss.

                         PART I -- FINANCIAL INFORMATION
                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES

INCOME TAXES

The provision for corporate federal and state income taxes for the thirteen week period ended September 1, 2002 was $978,000, or 35.4% of pretax earnings, as compared to $543,000, or 27.4% of pre-tax earnings for the same period in 2001. The increase in the effective tax rate is primarily due to increased earnings in jurisdictions with higher effective tax rates in the current year period as compared to the prior period.

LIQUIDITY AND CAPITAL RESOURCES

The discussion and analysis of the Corporation's liquidity and capital resources should be read in conjunction with the Consolidated Statements of Cash Flows, contained elsewhere herein.

OPERATING ACTIVITIES

Net working capital was $39.8 million at September 1, 2002 and $36.5 million at June 2, 2002. The current ratios were 1.61 on September 1, 2002 and 1.64 on June 2, 2002.

Cash used in operating activities for the thirteen week period ended September 1, 2002 was $.4 million as compared to cash used in operating activities of $3.7 million during the same period of 2001. The combination of increased earnings, increased accounts payable and accrued expenses and lower inventory levels utilized less cash flow in the thirteen week period ended September 1, 2002 compared to the prior year period.

INVESTING ACTIVITIES

During the thirteen week period ended September 1, 2002, the Corporation spent approximately $1.6 million for the purchase plant upgrades and expansions. This compares to $1.8 million spent during the same period last year for capital projects.

FINANCING ACTIVITIES

The increase in notes payable of approximately $3.9 million during the thirteen week period ended September 1, 2002 represents borrowings made against available seasonal lines of credit from financial institutions for use in operations and plant upgrades and expansions.

The Corporation has available seasonal lines of credit from financial institutions in the amount of $50.0 million, of which $22.9 million was utilized as of September 1, 2002. Additional

                         PART I -- FINANCIAL INFORMATION
                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES

borrowing is permitted within prescribed parameters in existing debt agreements, which contain certain performance covenants.

The Company entered into a note agreement to borrow $25 million of senior notes on September 1, 2001. The Senior Notes bear interest of 7.01% per year and are repayable in annual installments beginning September 15, 2002.

The Company believes that it has sufficient working capital and availability from seasonal lines of credit to meet its cash flow needs.

The following table summarizes the Corporation's contractual obligations and other commitments as of September 1, 2002:


                                                               Payment Due by Period
                                                ---------------------------------------------------

     Contractual Obligation                                                                 After
                                  Total         1 Year       2-3 Years      4-5 Years      5 Years
                                  -----         ------       ---------      ---------      -------
Short-Term Notes Payables       $22,854,000   $22,854,000          $-0-          $-0-          $-0-
Long-Term Debt                   33,937,000     4,294,000     8,572,000     8,572,000    12,499,000
Operating Leases                    978,000       475,000       394,000       109,000           -0-
                                -----------   -----------   -----------   -----------   -----------

Total contractual obligations   $57,769,000   $27,623,000   $ 8,966,000   $ 8,681,000   $12,499,000
                                 ===========   ==========    ==========    ==========    ==========


      Currently, the Company is obligated to purchase 6,000,000 pounds of tomato paste from California Tomato Products, Colusa, California in each of the fiscal years from 2003 through 2006, at a price based on annual cost of production.

      The Company's sources of liquidity are primarily funds from operation and available amounts under seasonal lines of credit. (Two of these lines expire on October 31, 2003 and one on January 28, 2003). They are expected to be renewed in the ordinary course of business.

                           PART II - OTHER INFORMATION
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES

ITEM 1.  LEGAL PROCEEDINGS

See note 9 of the Notes of Condensed Consolidated Financial Statements in this form 10-Q for information regarding the 1995 Warehime Family Litigation and the Derivative Action.

ITEM 2.  CHANGES IN SECURITIES -- None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES -- None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -- None

ITEM 5.  OTHER INFORMATION -- None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K - None

EXHIBIT 99.1 CERTIFICATION BY JOHN A. WAREHIME, CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

EXHIBIT 99.2 CERTIFICATION BY GARY T. KNISELY, CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       HANOVER FOODS CORPORATION


Date:   October 16, 2002               By:  /s/ Pietro Giraffa
                                            ------------------------------------
                                            Pietro Giraffa
                                            Vice President & Controller
                                            Chief Accounting Officer
                                            (Principal Accounting Officer)

                                       By:  /s/ Gary T. Knisely
                                            ------------------------------------
                                            Gary T. Knisely
                                            Executive Vice President
                                            Chief Financial Officer

                                  CERTIFICATION

I, John A. Warehime, Chief Executive Officer of Hanover Foods Corporation, certify that:

1.    I have reviewed the quarterly report on Form 10-Q of Hanover Foods
Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  October 16, 2002                        /s/ John A. Warehime
                                               -------------------------
                                               John A. Warehime
                                               Chief Executive Officer

                                  CERTIFICATION

I, Gary T. Knisely, Chief Financial Officer of Hanover Foods Corporation, certify that:

1.    I have reviewed the quarterly report on Form 10-Q of Hanover Foods
Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  October 16, 2002                        /s/ Gary T. Knisely
                                               -------------------------
                                               Gary T. Knisely
                                               Chief Financial Officer