Form 10-Q/A
period 2002-09-01
HANOVER FOODS CORP /PA/
filed 2002-10-29
CIK 853733

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


                                  FORM 10-Q/A


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

         Notes to Condensed Consolidated Financial Statements
           (Unaudited)..............................................................................8

     Item 2 -- Management's Discussion and Analysis of Financial
            Condition and Results of Operations....................................................17

     Item 3 -- Quantitative and Qualitative Disclosures About
            Market Risk............................................................................23

     Item 4 -- Controls and Procedures.............................................................23

     Part II -- Other Information..................................................................21

     Item 1-- Legal Proceedings....................................................................21
     Item 2-- Changes in Securities and Use of Proceeds............................................21
     Item 3-- Defaults upon Senior Securities......................................................21
     Item 4-- Submission of Matters to a Vote of Security Holders..................................21
     Item 5-- Other Information....................................................................21
     Item 6-- Exhibits and Reports on Form 8-K.....................................................21

     Exhibit 3.1  Amended and Restated Bylaws, as amended

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

                        PART I -- FINANCIAL INFORMATION

       Item 3. Quantitative and Qualitative Disclosures About Market Risk

         There are no material changes to the disclosures on this matter provided in the Company's Annual Report on Form 10-K for the fiscal year ended June 2, 2002.




       Item 4. Controls and Procedures

         Based on their most recent review, which was completed within 90 days of the filing of Form 10-Q, the Company's principal executive officer and principal financial officer concluded as of the evaluation date that the Company's disclosure controls and procedures were effective in timely alerting them to material information required to be disclosed by the Company in the reports that it files with the SEC under the Securities Exchange Act of 1934, as amended, during the period that the report is being prepared. There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation. As a result, no corrective actions were taken.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES -- None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -- None

ITEM 5.  OTHER INFORMATION -- None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K



         (a) Exhibits

EXHIBIT 3.1    AMENDED AND RESTATED BYLAWS, AS AMENDED, OF HANOVER
               FOODS CORPORATION



EXHIBIT 99.1 CERTIFICATION BY JOHN A. WAREHIME, CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


EXHIBIT 99.2 CERTIFICATION BY GARY T. KNISELY, CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         (b) Reports on Form 8-K

             None.

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       HANOVER FOODS CORPORATION



Date:   October 28, 2002               By:  /s/ Pietro Giraffa
                                            ------------------------------------
                                            Pietro Giraffa
                                            Vice President & Controller
                                            Chief Accounting Officer
                                            (Principal Accounting Officer)


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


1. I have reviewed the quarterly report on Form 10-Q/A of Hanover Foods Corporation;


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


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


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




Date:  October 28, 2002                        /s/ John A. Warehime
                                               -------------------------
                                               John A. Warehime
                                               Chief Executive Officer

                                  CERTIFICATION

I, Gary T. Knisely, Chief Financial Officer of Hanover Foods Corporation, certify that:


1. I have reviewed the quarterly report on Form 10-Q/A of Hanover Foods Corporation;


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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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



Date:  October 28, 2002                        /s/ Gary T. Knisely
                                               -------------------------
                                               Gary T. Knisely
                                               Chief Financial Officer