Form 10-K/A
period 2002-06-02
HANOVER FOODS CORP /PA/
filed 2003-01-14
CIK 853733

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-K/A


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



Impact of a Change in Control on the Corporation's Senior Debt

A change in control of the Corporation would trigger a repayment obligation with respect to $25.0 million in aggregate principal amount of 7.01% Senior Notes due September 15, 2011 of the Corporation (the "Notes"). In the event of any change of control of the Corporation, the Corporation has an obligation to prepay the Notes in the amount equal to 100% of the outstanding principal amount of the Notes and accrued interest thereon, together with a premium equal to the applicable Make-Whole Amount, as defined in the Note Purchase Agreement. A "change in control" as defined in the Note Purchase Agreement means the date on which (i) John Warehime ceases to hold the positions of Chairman, President and Chief Executive Officer of the Corporation or (ii) Gary T. Knisely ceases to hold the positions of Executive Vice President and Secretary of the Corporation. To the extent a change of control were to occur and the Lenders demand repayment of the Notes, the Corporation would be required to obtain an alternative funding source to repay this obligation. While the Corporation currently believes it would be successful in obtaining additional financing, no assurance can be given as to whether the Corporation will be successful in obtaining additional funding sources or if such financing will be on terms and conditions that are acceptable to the Corporation. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in the Annual Report.



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

Warehime Family Litigation


      On February 13, 1997, the Board of Directors proposed an amendment and restatement of the Corporation's Articles of Incorporation (the "Amended and Restated Articles") which provides that if all of the following Class B shareholders (or their estates upon the death of such shareholders), Michael A. Warehime, John A. Warehime, Sally W. Yelland, J. William Warehime, and Elizabeth
W. Stick (all members of the Warehime family), do not agree in writing to the composition of the Board of Directors or other important matters specified below on or after the 1998 annual shareholders meeting, the trustees of the Corporation's 401(k) Savings Plan (or a similar employee benefit plan) who qualify as "disinterested directors", acting as fiduciaries for the employees who participate in the 401(k) Savings Plan, and the Class A shareholders may become entitled to vote in the manner described in the document.



      The Amended and Restated Articles created a Series C Convertible Preferred Stock, which, in case of a dispute among the abovementioned members of the Warehime family on board of directors composition or other important matters, would be entitled to 35 votes per share (a total of 350,000 votes based on 10,000 shares of Series C Convertible Preferred Stock issued to and held by the trustees of the Corporation's 401(k) Savings Plan); if Series C Convertible Preferred Stock were entitled to vote because of such dispute, each share of Class A Common Stock would be entitled to 1/10th of a vote per share.



      The Amended and Restated Articles also classified the terms of the Board meeting and permitted directors to be elected for four-year terms as permitted by Pennsylvania law. Pursuant to the Corporation's Bylaws, as then in effect, nominations for directors must be submitted to the Corporation in the manner prescribed by the Bylaws no later than June 1 of the year in which the meeting is to occur.



      On February 21, 1997, Michael A. Warehime, a Class B shareholder, and certain Class A shareholders filed motions for a preliminary injunction against the Corporation, John A. Warehime, in his capacity as voting trustee, and certain directors of the Corporation in the Court of Common Pleas of York County, Pennsylvania against a Proposal of the Board of Directors to amend and restate the Corporation's Articles of Incorporation in the manner described herein.


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


      On September 12, 2000, the Superior Court of Pennsylvania stated, in a Memorandum decision, that the June 25, 1997 shareholder vote, which adopted the Amended and Restated Articles of the Corporation should be set aside, and remanded the case to the Court of Common Pleas of York County to determine what further relief would be appropriate. On remand, the Court of Common Pleas of York County entered an Order on October 10, 2000 declaring that the Amended and Restated Articles were set aside and that an election should be held without the Amended or Restated Articles. On October 11, 2000, the Supreme Court of Pennsylvania entered an Order staying the Order of the Court of Common Pleas of York County.



      On November 27, 2000, the Supreme Court of Pennsylvania reversed and remanded the Order of the Superior Court issued on December 2, 1998 and, in effect, the Order of the Superior Court issued September 12, 2000. In reversing the Superior Court's Order, the Supreme Court of Pennsylvania held that John A. Warehime, the trustee of the voting trust, did not breach his fiduciary duties in voting the trust shares in favor of the Amended and Restated Articles. The Supreme Court remanded the case to the Superior Court of Pennsylvania to consider other issues raised by Michael A. Warehime.

      On May 4, 2001, the Superior Court of Pennsylvania, on remand from the Supreme Court of Pennsylvania to decide several remaining issues, held that the 1997 amendments to the Corporation's Amended and Restated Articles "violated principles of corporate democracy" and should be invalidated even though the Superior Court found the directors acted in good faith and their actions in approving the amendments did not result in a breach of their fiduciary duties. A petition for allocatur was filed with the Supreme Court of Pennsylvania requesting that the Supreme Court of Pennsylvania review the Superior Court's May 4, 2001 ruling. On September 17, 2002, the Supreme Court of Pennsylvania granted defendant's Petition for Allowance of Appeal.


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


      T. Edward Lippy has been the Vice President of Lippy Brothers, Inc., a family farming company located in Hampstead, Maryland, since 1994. Mr. Lippy has served as Vice Chairman and Director of Farmers & Merchants Bank, a public company located in Fowblesburg, Maryland, since 1989. Additionally, Mr. Lippy, served as the Chairman of Baltimore Farm Credit Bank from 1990 through 1992 and as Chairman of the Farm Credit Council, Washington, D.C. from 1993 through 1997.


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


      Jennifer W. Carter has been Sales and Marketing Facilitator at the Corporation since 1997 and Assistant to the Chairman of the Corporation since June 1, 2000. Ms. Carter is the daughter of John Warehime.


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


      The Board of Directors also has an Audit Committee to review the Corporation's audited financial statements and to make recommendations to the Board concerning the Corporation's accounting practices and policies and the selection of independent accountants. Members of the Audit Committee include Directors Noel, Rohrbach, and Schaier. The Board of Directors believes that all Audit Committee members are independent as required by the Listing Standards of the New York Stock Exchange. The Audit Committee met four times during fiscal 2002. On July 27, 2001, the Board of Directors adopted an Audit Committee Charter.



      The Board of Directors has not appointed a standing Nominating Committee. The function of the nominating directors is carried out by the entire Board of Directors. Pursuant to the Amended and Restated Bylaws, a shareholder may nominate persons for election as director, provided that the shareholder (i) is a holder of a class of stock entitled to vote for the election of directors at the meeting of shareholders, and (ii) complies with the notice procedures of
Article III, Section 2 of the Amended and Restated Bylaws. This section as currently in effect provides that the nominating shareholder must deliver notice of the nomination to the Corporation's Secretary not later than June 1 of the calendar year in which the meeting to elect the director or directors is to be held. The required notice must contain certain information, including information about the nominee, as prescribed in the Amended and Restated Bylaws. However, if the number of directors to be elected is increased subsequent to the June 1 deadline for submission of shareholder nominations, the deadline for the submission of nominations for director pursuant to this Section 2 of Article III of the Amended and Restated Bylaws is 15 calendar days after the Corporation mails notice of the meeting at which the additional directors are to be elected.

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


         In addition, prior to fiscal year 2002, James Sturgill, a director of the Corporation provided consulting services on an hourly fee basis.


AUDIT COMMITTEE REPORT


         On July 25, 2002, the Audit Committee met with management to review and discuss the audited financial statements. The Audit Committee also conducted discussions with its independent auditors, KPMG LLP, regarding the matters required by the Statement on Auditing Standards No. 61. As required by Independence Standards Board Standard No. 1, "Independence Discussions with Audit Committees," the Audit Committee has discussed with and received the required written disclosures and a confirming letter from KPMG LLP regarding its independence and has discussed with KPMG LLP its independence. Based upon the review and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Corporation's Annual Report on Form 10-K for the year ended June 2, 2002.


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


(2) Includes the Corporation's payment for premiums of $153,000 for two split-dollar life insurance policies on the life of Patricia M. Warehime, the wife of Mr. Warehime, and the accrual of $773,000 to reflect supplemental pension benefits to be paid pursuant to Mr. Warehime's Employment Agreement dated June 12, 1995, as amended. The $773,000 does not represent cash received by the executive during the past fiscal year, but relates to benefits to be paid upon the retirement of the executive.



(3) Includes the Corporation's accrual of $80,500 to reflect supplemental pension benefits to be paid pursuant to Mr. Knisely's Employment Agreement, dated January 23, 1997. The $80,500 does not represent cash received by the executive during the past fiscal year, but relates to benefits to be paid upon the retirement of the executive.


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

EMPLOYEE STOCK TRUST

         The Hanover Foods Corporation Employee Stock Trust (the "Trust") was revised and restated effective June 20, 2002. The Trust is designed to fund contributions to employee benefit plans for non-union employees of Hanover (excluding John A. Warehime), including, but not limited to, the Hanover Foods Corporation Employee Stock Ownership Plan ("ESOP"), and the Stock Option Plan. Currently, stock held in the Trust is allocated to either the Employee Stock Ownership Plan sub-account or the Stock Option Plan sub-account and the stock in each sub-account is to be used exclusively to satisfy the Corporation's obligations under the applicable benefit plan. Stock held in the ESOP sub-account is voted by the trustee, Cyril T. Noel, pursuant to the instructions of active participants in the ESOP. Stock held in the Stock Option Plan sub-account is voted by the trustee pursuant to the instructions of holders of unexercised stock options. All voting instructions are made on a confidential basis. Shares for which no instructions are given are voted in the same proportion as shares for which instructions are given. The trustee is not required to obtain instruction for voting on procedural or ministerial matters such as shareholder meeting procedure.


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


         Corporation securities owned by the ESOP are voted by the ESOP trustee, Cyril T. Noel. Participants with Corporation securities allocated to their accounts are permitted to instruct the ESOP trustee as to the manner in which such shares are voted. All voting instructions are made on a confidential basis. The instructions so received are tabulated on a "one share one vote" basis. All shares held by the ESOP for which instructions are not received, including unallocated shares and shares allocated to the account of a participant who declines to instruct the trustee as to the manner in which such shares should be voted, are voted proportionately in accordance with the tabulation of the voting instructions received by the trustee. The trustee is not required to obtain instruction from ESOP participants for voting on procedural or ministerial matters such as shareholder meeting procedure.


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


         On May 21, 1997, the Corporation entered into a change in control severance agreement with Alan T. Young which provides for termination of compensation if Mr. Young's employment is terminated: (i) involuntarily, within 24 months of change in control or (ii) voluntarily, following a reduction in base salary, duties and responsibilities, within 24 months of a change in control. A "change in control" shall be deemed to occur if John A. Warehime ceases to be Chief Executive Officer of the Corporation or ceases to have the power and authority of the Chief Executive Officer. Pursuant to the terms of this agreement, any payment due thereunder shall be made over a two year period no less frequently than monthly and all payments during any twelve month period shall not in the aggregate exceed the officer's total cash compensation (salary and bonus) received from the Corporation during fiscal 2001.


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


         All payments made pursuant to any of these agreements are subject to the further conditions that: (i) the officer maintain the confidentiality of the Corporation's trade secrets, customer lists and other proprietary information of the Corporation; (ii) for a period of two years following the termination of the officer, neither the officer or his employer or business associate shall enter into or attempt to enter into any business relationship, solicit for employment or employ any person, employed by the Corporation or its affiliates at any time within six months prior to the officer's termination; and (iii) for a period of two years following the termination, the officer shall not directly or indirectly own, manage, operate, join or participate in any capacity in, any entity which is primarily engaged in a business which competes with any significant business of the Corporation or its affiliates. If the executives were terminated on June 2, 2002, under circumstances entitling them to severance payments pursuant to these agreements, the aggregate amount due to each under the agreement would have been as follows:
Mr. Young $474,000, Mr. Giraffa $311,472, Mr. Boeckel $220,626, Mr. Schuchart $313,326, Mr. Gaugler $207,648, Mr. Mechler $206,892, Ms. Carter $175,740, Mr.
Jeffrey A. Warehime $240,500 and Mr. J. Andrew Warehime $123,678.


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

                      Members of the Compensation Committee

              Clayton J. Rohrbach, Jr.          Arthur S. Schaier

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS


         The following table sets forth as of August 10, 2002 certain information with respect to the beneficial ownership of the capital stock by:
(i) each person who is known by the Corporation to be the beneficial owner of more than five percent of any class of the Corporation's capital stock; (ii) each of the Corporation's directors; (iii) each of the Named Officers; and (iv) the Corporation's directors and executive officers as a group. Except as otherwise indicated, the beneficial owners of the capital stock listed below have sole investment and voting power with respect to such shares. The address of the directors and Named Officers is that of the Corporation.



         As of August 10, 2002, the following number of shares of each class of capital stock was outstanding:


          CLASS OF CAPITAL STOCK                                NUMBER OF SHARES
          ----------------------                                ----------------
Class A Common Stock ..........................................      288,284
Class B Common Stock ..........................................      582,198
Preferred Stock, Series A .....................................        6,228
Preferred Stock, Series B .....................................        8,336
Preferred Stock, Series C .....................................       10,000

                                                                                     SHARES
                                                                               BENEFICIALLY OWNED (1)
                                                                    ----------------------------------------------
                                                                    TITLE OF CLASS      AMOUNT          % OF CLASS
                                                                    --------------      ------          ----------
NAME OF 5% BENEFICIAL OWNER

COMMON STOCK

Alan A. Warehime Inver Vivos Trust A(2)..........................      Common A             --                 --
Farmers Bank                                                           Common B         39,828                6.8
c/o Allfirst Bank
13 Baltimore Street
Hanover, PA 17331

Alan A. Warehime Inter Vivos Trust B(3)..........................      Common A             --                 --
Farmers Bank                                                           Common B         76,165               13.1
c/o Allfirst Bank
13 Baltimore Street
Hanover, PA 17331

Heartland Advisors, Inc.(4).......................................     Common A         49,500               17.2
c/o William J. Nasgovitz                                               Common B             --
790 North Milwaukee Street
Milwaukee, WI 53202


ARWCO Corporation(18).............................................     Common A         21,166                7.3
P.O. Box 917                                                           Common B             --                 --
Hanover, PA 17331

Warehime Enterprises, Inc.(18)....................................     Common A         19,109                6.6
251 Frederick Street                                                   Common B         15,994                2.7
Hanover, PA 17331

Elizabeth W. Stick(18)............................................     Common A         14,972                5.2
35 Peyton Road                                                         Common B         44,244                7.6
York, PA 17403

J. William Warehime(18)...........................................     Common A          2,734                 .9
257 Frederick Street                                                   Common B         78,208               13.4
Hanover, PA 17331

Sally W. Yelland(18)..............................................     Common A             --                 --
2015 Youngs Road                                                       Common B         37,228                6.4
Hanover, PA  17331

Hanover Foods Corporation(5)......................................     Common A             --                 --
Employee Stock Trust and Employee Stock Ownership Plan                 Common B        155,949               26.8
1486 York Street
Hanover, PA  17331

SERIES C PREFERRED STOCK

Hanover Foods Corporation 401(k) Savings Plan Trust(6)............     Common A             --                 --
1486 York Street                                                       Common B             --                 --
Hanover, PA 17331                                                      Preferred C      10,000              100.0

DIRECTORS AND NAMED OFFICERS

John A. Warehime(9)...............................................     Common A          3,890                1.3
                                                                       Common B         44,730                7.7
                                                                       Preferred C         183                1.8

Clayton J. Rohrbach, Jr.(7).......................................     Common A             88                  *
                                                                       Common B             --                 --

                                                                                     SHARES
                                                                               BENEFICIALLY OWNED (1)
                                                                    ----------------------------------------------
                                                                    TITLE OF CLASS      AMOUNT          % OF CLASS
                                                                    --------------      ------          ----------
Cyril T. Noel(5)(7)(8)(10)........................................     Common A            301                  *
                                                                       Common B        138,191               23.7
                                                                       Preferred A         432                6.9
                                                                       Preferred B         360                4.3

T. Edward Lippy(11)...............................................     Common A            385                  *
                                                                       Common B             --                 --

Arthur S. Schaier(7)..............................................     Common A          3,500                1.2
                                                                       Common B             --                 --

James G. Sturgill, CPA, CVA(12)...................................     Common A            100                  *
                                                                       Common B             --                 --

James A. Washburn.................................................     Common A             --                 --
                                                                       Common B             --                 --

Jennifer W. Carter(13)............................................     Common A            207                  *
                                                                       Common B          3,537                  *
                                                                       Preferred C          85                  *

T. Michael Haugh..................................................     Common A             --                 --
                                                                       Common B             --                 --

Gary T. Knisely, Esq.(8)(14)......................................     Common A          1,688                  *
                                                                       Common B          2,046                  *
                                                                       Preferred B          24                  *
                                                                       Preferred C         183                1.8

Pietro D. Giraffa, Jr.(15)........................................     Common A             --                 --
                                                                       Common B          1,035                  *
                                                                       Preferred C         180                1.8

Alan T. Young(16).................................................     Common A             --                 --
                                                                       Common B          1,541                  *
                                                                       Preferred C         182                1.8

Daniel E. Schuchart(17)...........................................     Common A             88                  *
                                                                       Common B          1,039                  *
                                                                       Preferred C         153                1.5

All directors and executive officers as a group (14 persons)......     Common A         10,247                3.6
                                                                       Common B        193,156               33.2
                                                                       Preferred A         432                6.9
                                                                       Preferred B         384                4.6
                                                                       Preferred C       1,082               10.8



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


(2) Includes shares held by the Alan A. Warehime Inter Vivos Trust A. Voting and dispositive power with respect to such shares is shared by five trustees, each of whom has one vote. A majority vote of such individuals is required to vote or dispose of such shares. Trustees of such trust include John A. Warehime, Chairman, President and Chief Executive Officer of the Corporation, Cyril T. Noel, a director of the Corporation, Sally Yelland, Michael Warehime and the Allfirst Bank.



(3) Includes shares held by the Alan A. Warehime Inter Vivos Trust B. Voting and dispositive power with respect to such shares is shared by five trustees, each of whom has one vote. A majority vote of such individuals is required to vote or dispose of such shares. Trustees of such trust include John A. Warehime, Chairman, President and Chief Executive Officer of the Corporation, Cyril T. Noel, a director of the Corporation, Sally Yelland, Michael Warehime and the Allfirst Bank.


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


(5) Represents shares held by the Employee Stock Trust and the Employee Stock Ownership Plan. Includes 4,258 shares owned by the Employee Stock Ownership Plan and 13,500 shares contributed to the Employee Stock Trust for the purpose of funding the Corporation's obligations under the Employee Stock Option Plan. Shares held by the Employee Stock Trust are voted by the employee beneficiaries of the Employee Stock Ownership Plan and option grantees under the Stock Option Plan, on a confidential basis, except for procedural matters where the shares are voted by the trustee of such trust, Director Noel.


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


(9) Includes 3,562 shares of Class A Common Stock owned jointly with spouse, 328 shares of Class A Common Stock owned by Mr. Warehime's spouse and 8,558 shares of Class B Common Stock, and 183 shares of Series C Preferred Stock owned by Mr. Warehime through the 401(k) Plan.


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

(11) Includes 385 shares of Class A Common Stock owned jointly with spouse.

(12) Includes 100 shares of Class A Common Stock owned jointly with spouse.


(13) Includes 18 shares of Class B Common Stock owned by Ms. Carter through the Employee Stock Ownership Plan, 14 shares of Class B Common Stock owned by Ms. Carter's husband through the Employee Stock Ownership Plan, 82 shares of Series C Preferred Stock owned by Ms. Carter through 401(k) Plan, 3 shares of Series C Preferred Stock owned by Ms. Carter's husband through 401(k) Plan, and 500 shares of Class B Common Stock issuable upon the exercise of options, as to which Ms. Carter has voting power. See Footnote 5 above.


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

STOCK PERFORMANCE GRAPH


         The following graph shows a comparison of the cumulative total return for the Corporation's Class A Common Stock, the NASDAQ Stock Market and the Hanover Composite Index, assuming an investment of $100 on June 1, 1997 and the reinvestment of all dividends. The Peer Group includes Seneca Foods Corporation, J.M. Smuckers Company, Maui Land and Pineapple Co., Del Monte Foods, Inc. and Odmalla Inc. The data points used for the performance graph are listed below.


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


      3(c)        Registrant's Amended and Restated Bylaws, as amended, enacted
                  January 15, 1999 are incorporated by reference to the Form
                  10-Q/A filed on October 29, 2002, wherein such Exhibit is designated as 3.1.


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

      4(j)** Note Purchase Agreement dated as of September 1, 2001, between the Corporation and a group of lenders led by John Hancock
                  Life Insurance Company with regard to the Corporation's
                  $25,000,000, 7.01% Senior Notes Due September 15, 2011.

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

     10(r)        April 1, 2000 Amendment No. 1 to January 23, 1997 Employment
                  Agreement between Hanover Foods Corporation and Gary T.
                  Knisely is incorporated by reference to the Form 10-K filed on August 23, 2000, wherein such Exhibit designated as 10 (r).

NUMBER           DESCRIPTION
------           -----------
     10(s)**      Annual Top Management Cash Bonus Program. *

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

     10(z)        October 27, 2000 Senior Executive Agreement between Hanover
                  Foods Corporation and Jeffrey A. Warehime is incorporated by reference to the Form 10-K filed on August 31, 2001, wherein such Exhibit is designated as 10(z). *

    10(aa)        October 27, 2000 Senior Executive Agreement between Hanover
                  Foods Corporation and J. Andrew Warehime is incorporated by reference to the Form 10-K filed on August 31, 2001, wherein such Exhibit is designated as 10(aa). *

    10(bb)**      2002 Stock Option Plan and Form of Option Agreement.

    10(cc)**      Revised and Restated Employee Stock Trust, effective June 20, 2002.

     11 Computation of Earnings Per Share. Incorporated by reference to Note 12 of the Notes to Consolidated Financial Statements.

     13**         2002 Annual Report to Shareholders.

     21**         Subsidiaries of the Registrant.

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


**Previously filed in the initial Form 10-K filed on September 3, 2002.


(b)      Reports on Form 8-K

         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE:   January 14, 2003.


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


Date:  January 14, 2003                        Date:  January 14, 2003


By:  /s/ Gary T. Knisely                      By:  /s/ James G. Sturgill
     --------------------------------------        ---------------------
     Gary T. Knisely                               James G. Sturgill
     Executive Vice President                      Director
     Counsel
     Chief Financial Officer


Date:  January 14, 2003                        Date:  January 14, 2003


By:  /s/ Pietro D. Giraffa, Jr.               By:  /s/ James A. Washburn
     --------------------------------------        ---------------------
     Pietro D. Giraffa, Jr.                        James A. Washburn
     Vice President - Controller                   Director
     Chief Accounting Officer


Date:  January 14, 2003                        Date:  January 14, 2003


By:  /s/ Arthur S. Schaier                    By:  /s/ Cyril T. Noel
     --------------------------------------        -----------------
     Arthur S. Schaier                             Cyril T. Noel
     Director                                      Director


Date:  January 14, 2003                        Date:  January 14, 2003


By:  /s/ T. Edward Lippy                      By:  /s/ Jennifer W. Carter
     --------------------------------------        ----------------------
     T. Edward Lippy                               Jennifer W. Carter
     Director                                      Director


Date:  January 14, 2003                        Date:  January 14, 2003


By:  /s/ T. Michael Haugh
     --------------------------------------
     T. Michael Haugh
     Director


Date:  January 14, 2003

                                  CERTIFICATION

         I, John A. Warehime, Chief Executive Officer of Hanover Foods Corporation, certify that:


         1. I have reviewed this annual report on Form 10-K/A of Hanover Foods Corporation;


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




         Date:  January 14, 2003             /s/ John A. Warehime
                                             ----------------------------------
                                             John A. Warehime
                                             Chief Executive Officer

                                  CERTIFICATION

         I, Gary T. Knisely, Chief Financial Officer of Hanover Foods Corporation, certify that:


         1. I have reviewed this annual report on Form 10-K/A of Hanover Foods Corporation;


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




         Date:  January 14, 2003             /s/ Gary T. Knisely
                                             -----------------------------------
                                             Gary T. Knisely
                                             Chief Financial Officer

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

3(c)        Registrant's Amended and Restated Bylaws, as amended, enacted
            January 15, 1999 are incorporated by reference to the Form 10-Q/A filed on October 29, 2002, wherein such Exhibit is designated as 3.1.

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

4(j)**      Note Purchase Agreement dated as of September 1, 2001, between the
            Corporation and a group of lenders led by John Hancock Life
            Insurance Company with regard to the Corporation's $25,000,000, 7.01% Senior Notes Due September

NUMBER      DESCRIPTION
------      -----------
            15, 2011.

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

10(s)**     Annual Top Management Cash Bonus Program.

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

10(z)       October 27, 2000 Senior Executive Agreement between Hanover Foods
            Corporation and Jeffrey A. Warehime is incorporated by reference to the Form 10-K filed on August 31, 2001, wherein such Exhibit is designated as 10(z). *

10(aa)      October 27, 2000 Senior Executive Agreement between Hanover Foods
            Corporation and J. Andrew Warehime is incorporated by reference to the Form 10-K filed on August 31, 2001, wherein such Exhibit is designated as 10(aa). *

10(bb)**    2002 Stock Option Plan and Form of Option Agreement.

10(cc)**    Revised and Restated Employee Stock Trust, effective June 20, 2002.

11          Computation of Earnings Per Share. Incorporated by reference to Note
            12 of the Notes to Consolidated Financial Statements.

13**        2002 Annual Report to Shareholders.

NUMBER      DESCRIPTION
------      -----------
21**        Subsidiaries of the Registrant.

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


** Previously filed in the initial Form 10-K filed on September 3, 2002.