Form 10-Q
period 2002-12-01
HANOVER FOODS CORP /PA/
filed 2003-01-15
CIK 853733

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended December 1, 2002

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

Indicate the number of shares outstanding of issuer's classes of common stock as of the latest practicable date.

               Class                          Outstanding at December 1, 2002
               -----                          -------------------------------
Class A Common Stock, $25 par value                    288,284 shares
Class B Common Stock, $25 par value                    582,198 shares

                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                 For the Twenty-Six Weeks Ended December 1, 2002


Index                                                                                            Page
Part I -- Financial Information

     Item 1 -- Financial Statements:

         Condensed Consolidated Balance Sheets
           December 1, 2002 (Unaudited) and June 2, 2002............................................3

         Condensed Consolidated Statements of Operations (Unaudited)
           Twenty-Six Weeks Ended and Thirteen Weeks Ended December 1, 2002
           and December 2, 2001.....................................................................5

         Condensed Consolidated Statements of Stockholders'
           Equity, (Unaudited) Twenty-Six Weeks Ended December 1, 2002 .............................6

         Condensed Consolidated Statements of Cash Flows
           (Unaudited), Twenty-Six Weeks Ended December 1, 2002
           and December 2, 2001.....................................................................7

         Notes to Condensed Consolidated Financial Statements
           (Unaudited)..............................................................................8

     Item 2 - Management's Discussion and Analysis of Financial
            Condition and Results of Operations....................................................19

     Item 3 - Quantitative and Qualitative Disclosure About Market Risk............................23

     Item 4 - Controls and Procedures..............................................................24

     Part II - Other Information...................................................................25

     Item 1-- Legal Proceedings....................................................................25
     Item 2-- Changes in Securities and Use of Proceeds............................................25
     Item 3-- Defaults upon Senior Securities......................................................25
     Item 4-- Submission of Matters to a Vote of Security Holders..................................25
     Item 5-- Other Information....................................................................25
     Item 6-- Exhibits and Reports on Form 8-K.....................................................25

     Exhibit 99.1 Certification by John A. Warehime, Chief Executive Officer Pursuant
     to Section 906 of the Sarbanes-Oxley Act of 2002

     Exhibit 99.2 Certification by Gary T. Knisely, Chief Financial Officer Pursuant
     to Section 906 of the Sarbanes-Oxley Act of 2002

                         PART I -- FINANCIAL INFORMATION
                          Item 1. Financial Statements
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets

----------------------------------------------------------------------------------------------------------
                                                           December 1, 2002             June 2, 2002
ASSETS
----------------------------------------------------------------------------------------------------------

Current Assets:
     Cash and Cash Equivalents                                $3,280,000              $  2,816,000
     Accounts and Notes Receivable, Net                       28,884,000                26,917,000
     Accounts Receivable from Related Parties, Net                     0                   167,000
     Inventories
        Finished Goods                                        53,324,000                44,933,000
        Raw Materials and Supplies                            17,636,000                16,622,000
     Prepaid Expenses                                            960,000                 2,361,000
     Prepaid Income Taxes                                        330,000                         0
     Deferred Income Taxes                                       917,000                   276,000
----------------------------------------------------------------------------------------------------------

Total Current Assets                                         105,331,000                94,092,000
----------------------------------------------------------------------------------------------------------

Property, Plant and Equipment, at Cost:
     Land and Buildings                                       53,661,000                52,966,000
     Machinery and Equipment                                 126,812,000               124,048,000
     Leasehold Improvements                                      544,000                   544,000
----------------------------------------------------------------------------------------------------------
                                                             181,017,000               177,558,000
     Less Accumulated Depreciation and
       Amortization                                          106,527,000               101,749,000
----------------------------------------------------------------------------------------------------------
                                                              74,490,000                75,809,000
     Construction in Progress                                    696,000                   830,000
----------------------------------------------------------------------------------------------------------

Total Property, Plant and Equipment                           75,186,000                76,639,000
----------------------------------------------------------------------------------------------------------
Other Assets:
     Intangible Assets, Net                                    3,429,000                 3,549,000
     Other Assets                                              5,020,000                 4,736,000
---------------------------------------------------------------------------------------------------------
Total Assets                                                $188,966,000              $179,016,000
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

--------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY                                    December 1, 2002          June 2, 2002

--------------------------------------------------------------------------------------------------------------
Current Liabilities:
     Notes Payable - Banks                                                   $21,184,000         $  18,987,000
     Accounts Payable                                                         21,083,000            19,890,000
     Accounts Payable to Related Parties - Net                                   339,000                     0
     Accrued Expenses                                                         15,204,000            13,189,000
     Current Maturities of Long-Term Debt                                      4,286,000             4,297,000
     Income Taxes Payable                                                      1,614,000             1,182,000
--------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                     63,710,000            57,545,000
--------------------------------------------------------------------------------------------------------------
Long-Term Debt, Less Current Maturities                                       27,149,000            29,643,000
Other Liabilities                                                              4,645,000             4,060,000
Deferred Income Taxes                                                          4,582,000             3,777,000
--------------------------------------------------------------------------------------------------------------
Total Liabilities                                                            100,086,000            95,025,000
--------------------------------------------------------------------------------------------------------------
Stockholders' Equity:
     Series A & B 8 1/4% cumulative convertible preferred, $25
         Par Value, 120,000 shares authorized;
         31,056 shares issued at December 1, 2002 and
         June 2, 2002; 14,564 shares outstanding at
         December 1, 2002 and June 2, 2002                                       776,000               776,000
     Series C 4.4% cumulative convertible preferred, $25
         Par Value, 10,000 shares authorized, issued and
         outstanding At December 1, 2002 and June 2, 2002                        250,000               250,000
     Common stock, Class A, non-voting, $25 Par Value;
         800,000 shares authorized, 349,329 shares issued
         at December 1, 2002 and June 2, 2002; 288,284 shares
         outstanding at December 1, 2002 and June 2, 2002                      8,733,000             8,733,000
     Common stock, Class B, voting, $25 Par Value;
         880,000 shares authorized, 649,072 shares issued at
         December 1, 2002
         and 635,072 shares issued at June 2, 2002; 430,507
         shares outstanding December 1, 2002 and June 2, 2002                 16,227,000            15,889,000
     Capital Paid in Excess of Par Value                                      16,385,000            15,238,000
     Retained Earnings                                                        72,536,000            67,560,000
     Treasury Stock, at Cost                                                  (8,148,000)           (8,148,000)
     Value of Shares held in Employee Benefit Trust - 138,191 shares
         at June 2, 2002 and 151,691 at December 1, 2002                     (17,653,000)          (16,168,000)
         Accumulated Other Comprehensive Loss                                   (226,000)             (139,000)
--------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                    88,880,000            83,991,000
--------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                                  $188,966,000          $179,016,000
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

-----------------------------------------------------------------------------------------------------------------------------------

                                                   Twenty-Six Weeks Ended                           Thirteen Weeks Ended

                                      December 1, 2002         December 2, 2001         December 1, 2002          December 2, 2001
-----------------------------------------------------------------------------------------------------------------------------------
Net Sales                            $    $146,470,000         $    $144,621,000        $     $82,956,000         $   $83,644,000
Cost of Goods Sold                         116,092,000               114,872,000               65,010,000              65,519,000
-----------------------------------------------------------------------------------------------------------------------------------
Gross Profit                                30,378,000                29,749,000               17,946,000              18,125,000

Selling Expenses                            13,395,000                13,719,000                8,376,000               8,252,000
Administrative Expenses                      6,912,000                 6,207,000                3,181,000               2,908,000
-----------------------------------------------------------------------------------------------------------------------------------
Operating Profit                            10,071,000                 9,823,000                6,389,000               6,965,000

Interest Expense                             1,510,000                 1,874,000                  766,000               1,005,000

Other (Income) Expenses, Net                   155,000                   119,000                 (23,000)                 114,000
-----------------------------------------------------------------------------------------------------------------------------------
Earnings Before Income Taxes                 8,406,000                 7,830,000                5,646,000               5,846,000

Income Taxes                                 2,931,000                 2,531,000                1,953,000               1,988,000
-----------------------------------------------------------------------------------------------------------------------------------
Net Earnings                                 5,475,000                 5,299,000                3,693,000               3,858,000
Dividends on Preferred Stock                    21,000                    21,000                   11,000                  11,000
-----------------------------------------------------------------------------------------------------------------------------------
Net Earnings Applicable to
     Common Stock                           $5,454,000                $5,278,000               $3,682,000              $3,847,000
-----------------------------------------------------------------------------------------------------------------------------------
Earnings Per Share:
     Net Earnings Per Common
         Share - Basic                           $7.59                     $7.39                    $5.12                   $5.38
     Net Earnings Per Common
         Share - Diluted                         $7.48                     $7.28                    $5.05                   $5.30
Dividends per Share, Common                     $0.550                    $0.550                   $0.275                  $0.275
Basic Weighted Average Shares                  718,791                   714,496                  718,791                 714,496
Diluted Weighted Average Shares                731,857                   727,919                  731,857                 727,919
-----------------------------------------------------------------------------------------------------------------------------------

     See accompanying notes to condensed consolidated financial statements.

                         PART I -- FINANCIAL INFORMATION
                     Item 1. Financial Statements, Continued
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
            Condensed Consolidated Statements of Stockholders' Equity
                     Twenty-Six Weeks Ended December 1, 2002
                                   (Unaudited)

-----------------------------------------------------------------------------------------------------------------------------------

                                                   Cumulative        Cumulative
                                                   Convertible       Convertible
                                      Total     Preferred Stock    Preferred Stock       Common Stock          Common Stock
                                  Stockholders'   Series A & B        Series C              Class A               Class B
                                     Equity     Shares   Amount    Shares   Amount     Shares      Amount     Shares      Amount
-----------------------------------------------------------------------------------------------------------------------------------
Balance, June 2, 2002             $83,991,000   31,056  $776,000   10,000   $250,000   349,329   $8,733,000   635,572   $15,889,000

Net Earnings for the Period         5,475,000

Cash Dividends Per Share:
Preferred - $1.03125 for 26 weeks     (21,000)
Common - $.55 for 26 weeks           (478,000)
Issuance of Common stock to
  Employee Stock Trust                                                                                         13,500       338,000
  Class B 13,500 Shares                     0
Other Comprehensive Loss              (87,000)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 1, 2002         $88,880,000   31,056  $776,000   10,000   $250,000   349,329   $8,733,000   649,072   $16,227,000
-----------------------------------------------------------------------------------------------------------------------------------

[RESTUBBED TABLE]

------------------------------------------------------------------------------------------------------------------------

                                   Capital
                                    Paid In                                                                 Accumulated
                                    Excess                     Treasury Stock    Employee Stock Trust    Other
                                    Of Par       Retained                                             Comprehensive
                                     Value       Earnings     Shares       Amount      Shares     Amount           Loss
-------------------------------------------------------------------------------------------------------------------------
Balance, June 2, 2002             $15,238,000   $67,560,000   144,411   ($8,148,000)  138,191   ($16,168,000)   ($139,000)

Net Earnings for the Period                       5,475,000

Cash Dividends Per Share:
Preferred - $1.03125 for 26 weeks                   (21,000)
Common - $.55 for 26 weeks                         (478,000)
Issuance of Common stock to
  Employee Stock Trust              1,147,000                                          13,500     (1,485,000)
  Class B 13,500 Shares
Other Comprehensive Loss                                                                                          (87,000)
--------------------------------------------------------------------------------------------------------------------------
Balance, December 1, 2002         $16,385,000   $72,536,000   144,411   ($8,148,000)  151,691   ($17,653,000)   ($226,000)
--------------------------------------------------------------------------------------------------------------------------


     See accompanying notes to condensed consolidated financial statements.

                         PART I -- FINANCIAL INFORMATION
                     Item 1. Financial Statements, Continued
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (Unaudited)

------------------------------------------------------------------------------------------------------------
                                                                             Twenty-Six Weeks Ended
                                                                          Dec. 1, 2002          Dec. 2, 2001
------------------------------------------------------------------------------------------------------------
Cash Flows From:
Operating Activities:
     Net Earnings                                                         $  5,475,000          $  5,299,000
     Adjustments to Reconcile Net Earnings:
         To Net Cash Provided by (Used In) Operating Activities:
              Depreciation and Amortization                                  4,898,000             4,485,000
              Deferred Income Taxes                                            164,000              (200,000)
              Changes in Assets and Liabilities:
              Accounts Receivable                                           (1,800,000)           (1,269,000)
              Inventories                                                  (14,503,000)          (12,375,000)
              Inventories                                                   (9,405,000)          (19,520,000)
              Prepaid Expenses                                               1,071,000              (221,000)
              Accounts Payable and Accrued Expenses                          3,547,000             9,972,000
              Income Taxes Payable                                             432,000               847,000
              Other Liabilities                                                585,000               368,000
------------------------------------------------------------------------------------------------------------
Net Cash Provided by (Used In) Operating Activities                          4,967,000              (239,000)
------------------------------------------------------------------------------------------------------------
Investing Activities:
     Decrease (Increase) in Other Assets                                      (371,000)             (420,000)
     Acquisitions of Property, Plant and Equipment                          (3,325,000)           (3,660,000)
------------------------------------------------------------------------------------------------------------

Net Cash Used In Investing Activities                                       (3,696,000)           (4,080,000)
------------------------------------------------------------------------------------------------------------
Financing Activities:
     Increase in Notes Payable                                               2,197,000           (17,508,000)
     Proceeds from Issuance of Long-Term Debt                                        0            25,000,000
     Payments on Long-Term Debt                                             (2,505,000)               (8,000)
     Payment of Dividends                                                     (499,000)             (492,000)
------------------------------------------------------------------------------------------------------------
Net Cash Provided by (Used In) Financing Activities                           (807,000)            6,992,000
------------------------------------------------------------------------------------------------------------
Net Increase in Cash and Cash Equivalents                                      464,000             2,673,000
Cash and Cash Equivalents, Beginning of Period                               2,816,000             1,824,000
------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents, End of Period                                  $  3,280,000          $  4,497,000
------------------------------------------------------------------------------------------------------------

     See accompanying notes to condensed consolidated financial statements.

                         PART I -- FINANCIAL INFORMATION
                     Item 1. Financial Statements, Continued
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                December 1, 2002
                                   (Unaudited)

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

         The Corporation's fiscal year ends at the close of operations on the Sunday nearest to May 31st. Accordingly, these financial statements reflect activity for the thirteen and twenty-six week periods ended December 1, 2002 and December 2, 2001.

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

         Certain reclassifications were made to the prior period financial statements to be consistent with the current period reporting presentation.

(2) SHORT-TERM BORROWINGS

         The Corporation and its subsidiaries maintain short-term unsecured lines of credit with various banks providing credit availability amounting to $50,000,000 of which $21,184,000 was borrowed at December 1, 2002. The average cost of funds during thirteen and twenty-six week periods ended December 1, 2002 was 2.33%.

                         PART I -- FINANCIAL INFORMATION
                     Item 1. Financial Statements, Continued
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


(3) LONG-TERM DEBT

         The long-term debt of the Corporation and its subsidiaries consist of:

                                                               December 1, 2002        June 2, 2002
---------------------------------------------------------------------------------------------------
         8.74% unsecured senior notes payable
              to an insurance company, due
              through 2007                                         $8,929,000            $8,929,000

         7.01% unsecured senior notes payable
              to an insurance company, due through 2011            22,500,000            25,000,000

         Other                                                          6,000                11,000
---------------------------------------------------------------------------------------------------
         Total Long-Term Debt                                      31,435,000            33,940,000

         Less current maturities                                    4,286,000             4,297,000

---------------------------------------------------------------------------------------------------
         Net Long-Term Debt                                       $27,149,000           $29,643,000
---------------------------------------------------------------------------------------------------

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

         The Corporation is in compliance with the restrictive provisions in the agreements as of December 1, 2002.

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

--------------------------------------------------------------------------------

(4) RELATED PARTY TRANSACTIONS

         The Corporation and its subsidiaries, in the normal course of business, purchase and sell goods and services to related parties. Transactions with related parties are summarized below:

                                                  Twenty-Six Weeks Ended                  Thirteen Weeks Ended
                                                Dec. 1, 2002    Dec. 2, 2001          Dec. 2, 2002     Dec. 2, 2001
-------------------------------------------------------------------------------------------------------------------

Revenues:

Park 100 Foods, Inc.                            $1,250,000       $  793,000           $  737,000       $  501,000

Expenditures:

Park 100 Foods, Corp.                               10,000            8,000                7,000            5,000
     Warehime Enterprises, Inc.                      2,000           79,000                1,000           78,000
     John A. & Patricia M. Warehime                 33,000           26,000               16,000           12,000
     Lippy Brothers, Inc.                          442,000        1,158,000              200,000          844,000
     Schaier Travel, Inc.                            3,000            4,000                    0            2,000
-------------------------------------------------------------------------------------------------------------------

                         PART I -- FINANCIAL INFORMATION
                     Item 1. Financial Statements, Continued
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

--------------------------------------------------------------------------------
The respective December 1, 2002 and June 2, 2002 account balances with related parties are as follows:


                                                    December 1, 2002         June 2, 2002
-------------------------------------------------------------------------------------------
Accounts Receivable:

     Park 100 Foods, Inc.                                 $  375,000             $164,000
     Lippy Brothers, Inc.                                          0                3,000

-------------------------------------------------------------------------------------------

Accounts Payable:

     Lippy Brothers, Inc.                                    709,000                    0
     James Sturgill                                            1,000                    0
     John & Patricia Warehime                                  4,000                    0


                         PART I -- FINANCIAL INFORMATION
                     Item 1. Financial Statements, Continued
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
--------------------------------------------------------------------------------

(5) COMPREHENSIVE INCOME

         Comprehensive income is determined as follows:

                                                              26 Weeks Ended                   13 Weeks Ended

                                                     Dec. 1, 2002       Dec. 2, 2001      Dec. 1, 2002  Dec.2, 2001
----------------------------------------------------------------------------------------------------------------------

Net Income                                             $5,475,000         $5,299,000        $3,693,000      $3,858,000
Other Comprehensive Income (Loss) -
Unrealized Gain (Loss) on Investments                     (87,000)           (40,000)           56,000         175,000
                                                       ----------         ----------        ----------      ----------

Comprehensive Income                                   $5,388,000         $5,259,000        $3,749,000      $4,033,000
                                                       ==========         ==========        ==========      ==========


(6) RECONCILIATION OF NUMERATOR AND DENOMINATOR FOR BASIC AND DILUTED EARNINGS PER SHARE

    Numerator for basis earnings per share:

                                                                     26 Weeks Ended              13 Weeks Ended

                                                     Dec. 1, 2002       Dec. 2, 2001      Dec. 1, 2002      Dec.2, 2001


Net earnings applicable to common stock                $5,454,000         $5,278,000        $3,682,000      $3,847,000

Preferred stock dividends                                  21,000             21,000            11,000          11,000
                                                       ----------         ----------        ----------      ----------

Net earnings assuming dilution                          5,475,000          5,299,000         3,693,000       3,858,000
                                                       ==========         ==========        ==========      ==========

Denominator:
Basic weighted average shares                             718,791            714,496           718,791         714,496

Effect of dilutive securities                              13,066             13,423            13,066          13,423
                                                       ----------         ----------        ----------      ----------

Diluted weighted average shares                           731,857            727,919           731,857         727,919
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

         On May 14, 2002, Albert Blakey, Esquire, counsel for certain of the derivative plaintiffs filed a Petition for Fees seeking an award of $1,585,716 in attorney's fees. On December 31, 2002 the Court denied the petition for fees in its entirety.

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

         The Amended and Restated Articles created a Series C Convertible Preferred Stock, which, in case of a dispute among the above mentioned members of the Warehime family on Board of Directors composition or other important matters, would be entitled to 35 votes per share (a total of 350,000 votes based on 10,000 shares of Series C Convertible Preferred Stock issued to and held by the trustees of the Corporation's 401(k) Savings Plan); if Series C Convertible Preferred Stock were entitled to vote because of such dispute, each share of Class A Common Stock would be entitled to 1/10th of a vote per share.

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

RESULTS OF OPERATIONS
NET SALES

Consolidated net sales were $146.5 million for the twenty-six week period ended December 1, 2002. This represents an increase of 1.3% over the twenty-six week period ended December 2, 2001 consolidated net sales of $144.6 million. Consolidated net sales were $83.0 million for the thirteen week period ended December 1, 2002, a .8% decrease from consolidated net sales of

                         PART I -- FINANCIAL INFORMATION
                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES

$83.6 million for the corresponding period in the prior year. The increase in consolidated net sales for the twenty-six week period was due to increased branded retail, food service, private label, fresh food sales. This increase was partially offset by decreases in canned mushrooms and snack sales. The decrease in consolidated net sales for the thirteen week period was due to decreases in branded, private label, canned mushrooms and snack sales partially offset by increases in food service and fresh food sales.

COST OF GOODS SOLD

Costs of goods sold were $116.1 million, or 79.3% of consolidated net sales in the twenty-six week period ended December 1, 2002 and $114.9 million, or 79.4% of consolidated net sales for the corresponding period in 2001. Cost of goods sold was $65.0 million, or 78.4% of consolidated net sales for the thirteen week period ended December 1, 2002 as compared to $65.5 million, or 78.3% of consolidated net sales for the corresponding period in 2001. The decrease in cost of goods sold as a percentage of net sales for the twenty-six week period was due to reduced operating expenses at our Lancaster plant and the increase in branded and fresh food sales, which sells at a higher margin as compared to other sales products of the Company. The small increase in cost of goods sold as a percentage of net sales for the thirteen-week period was due to increases in food service and fresh food sales offset by reduced operating expenses at our Lancaster plant and decreases in branded retail sales, which carries sells at a higher margin as compared to other sales products of the Company.

SELLING EXPENSES

Selling expenses were $13.4 million, or 9.1% of consolidated net sales for the twenty-six week period ended December 1, 2002 as compared to $13.7 million or 9.5% of consolidated net sales for the corresponding period in 2001. Selling expenses were $8.4 million or 10.1% of consolidated net sales for the thirteen week period ended December 1, 2002 compared to $8.3 million, or 9.9% of consolidated net sales during the corresponding period in 2001. The decrease in selling expenses for the twenty-six week period reflects lower coupon redemptions, media advertising, customer incentive programs and customer advertising dollars partially offset by increases in prior year customer promotion audit payouts. The increase in selling expenses for the thirteen week period reflects higher prior year customer promotion audits partially offset by lower coupon redemptions, media advertising, customer incentive programs and customer advertising dollars.

ADMINISTRATIVE EXPENSES

Administrative expenses were $6.9 million, or 4.7% of consolidated net sales for the twenty-six week period ended December 1, 2002 as compared to $6.2 million, or 4.3% of consolidated net sales for the corresponding period in 2001. Administrative expenses were $3.2 million, or 3.8% of consolidated net sales for the thirteen week period ended December 1, 2002 as compared to

                         PART I -- FINANCIAL INFORMATION
                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES


$2.9 million, or 3.5% of consolidated net sales for the corresponding period in 2001. The increase in administrative expenses for both the twenty-six week and thirteen week period reflects increases in outside legal and accounting fees and services, the provision for the supplemental pension benefits and general annual wage increases.

INTEREST EXPENSE

Interest expense was $1.5 million for the twenty-six week period ended December 1, 2002 as compared to $1.9 million for the same period in 2001. Interest expense was $.8 million for the thirteen week period ended December 1, 2002 as compared to $1.0 million for the same period in 2001. The decrease in both periods reflects lower average borrowings as well as lower average borrowing rates for the periods compared to 2001.

OTHER (INCOME) EXPENSES

Other (income) expenses, net was $155,000 for the twenty-six week period ended December 1, 2002 as compared to $119,000 for the same period in 2001. Other income, net was $23,000 for the thirteen week period ended December 1, 2002 as compared to other expenses, net of $114,000 for the same period in 2001. The increase in other expenses for the twenty-six week period is due to a larger foreign translation adjustment loss. The decrease in other expenses for the thirteen week period reflects higher returns on the sale of investments, and a smaller foreign translation adjustment loss.

 INCOME TAXES

The provision for corporate federal and state income taxes for the twenty-six week period ended December 1, 2002 was $2.9 million, or 34.9% of pretax earnings, as compared to $2.5 million, or 32.3% of pre-tax earnings for the same period in 2001. The provisions for corporate federal and state income taxes for the thirteen week period ended December 1, 2002 was $2.0 million, or 34.6% of pre-tax earnings as compared to $2.0 million, or 34.0% of pre-tax earnings for the same period in 2001. The increase in the effective tax rate for both periods is primarily due to increased earnings in jurisdictions with higher effective tax rates in the current year periods as compared to prior periods.

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


OPERATING ACTIVITIES

Net working capital was $41.6 million at December 1, 2002 and $36.5 million at June 2, 2002. The current ratios were 1.65 on December 1, 2002 and 1.64 on June 2, 2002.

Cash provided from operating activities for the twenty-six week period ended December 1, 2002 was $5.0 million as compared to cash used in operating activities of $.2 million during the same period of 2001. The combination of increased earnings and lower inventory levels generated more cash flow in the twenty-six week period ended December 1, 2002 compared to the prior year period.

INVESTING ACTIVITIES

During the twenty-six week period ended December 1, 2002, the Corporation spent approximately $3.3 million for the purchase plant upgrades and expansions. This compares to $3.7 million spent during the same period last year for capital projects.

FINANCING ACTIVITIES

The increase in notes payable of approximately $2.2 million during the twenty-six week period ended December 1, 2002 represents borrowings made against available seasonal lines of credit from financial institutions for use in operations and plant upgrades and expansions.

The Corporation has available seasonal lines of credit from financial institutions in the amount of $50.0 million, of which $21.2 million was utilized as of December 1, 2002. Additional borrowing is permitted within prescribed parameters in existing debt agreements, which contain certain performance covenants.

As of September 1, 2001, the Corporation entered in the Note Purchase Agreement with a group of lenders led by John Hancock Insurance Company (the "Lenders") and issued 7.01% Senior Notes (the "Notes") due September 15, 2011 in the aggregate principal amount of $25.0 million to the Lenders. The Corporation is required to make a prepayment of $2.5 million of the principal amount of the Notes on September 15, 2002 and on each September 15 thereafter to and including September 15, 2011. In the event of any change of control of the Corporation, the Corporation has an obligation to prepay the Notes in the amount equal to 100% of the outstanding principal amount of the Notes and accrued interest thereon, together with a premium equal to the applicable Make-Whole Amount, as defined in the Note Purchase Agreement. A "change in control" as defined in the Note Purchase Agreement means the date on which (i) John A. Warehime ceases to hold the positions of Chairman, President and Chief Executive Officer of the Corporation or (ii) Gary T. Knisely ceases to hold the position of Executive

                         PART I -- FINANCIAL INFORMATION
                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES

Vice President and Secretary of the Corporation. To the extent a change in control were to occur and the Lenders demand repayment of the Notes, the Corporation would be required to obtain an alternative funding source to repay these obligations as the Corporation currently does not have the financial resources to repay these obligations. While the Corporation currently believes it would be successful in obtaining additional financing, no assurance can be given as to whether the Corporation would be successful in obtaining additional debt financing or if such financing will be on terms and conditions that are acceptable to the Corporation. The Note Purchase Agreement contains certain limitations on the Corporation's ability to enter into merger agreements, incur debt, and/or sell its assets, other than in the ordinary course of business. The Corporation received $25.0 million on September 1, 2001 from proceeds for the Notes.

The Company believes that it has sufficient working capital and availability from seasonal lines of credit to meet its cash flow needs.

The following table summarizes the Corporation's contractual obligations and other commitments as of December 1, 2002:


                                                                         Payment Due by Period
                                                      -----------------------------------------------------------------
     Contractual Obligation                                                                                    After
                                        Total            1 Year         2-3 Years          4-5 Years          5 Years
                                       -----------    -----------      ----------         ----------        -----------

Short-Term Notes Payables              $21,184,000    $21,184,000            $-0-               $-0-               $-0-
Long-Term Debt                          31,435,000      4,286,000       8,572,000          8,572,000         10,005,000
Operating Leases                           978,000        475,000         394,000            109,000                -0-
                                       -----------    -----------      ----------         ----------        -----------

Total contractual obligations          $53,597,000    $25,945,000      $8,966,000         $8,681,000        $10,005,000
                                       ===========    ===========      ==========         ==========        ===========

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

                         PART I - FINANCIAL INFORMATION
       Item 3. Quantitative and Qualitative Disclosures About Market Risk
                  Financial Condition and Results of Operations
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES

There are no material changes to the disclosures on this matter provided in the Company's Annual Report on Form 10-K for the fiscal year ended June 2, 2002.

                         PART I - FINANCIAL INFORMATION
                         Item 4. Controls and Procedures
                  Financial Condition and Results of Operations
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES

Based on the most recent review, which was completed within 90 days of the filing of Form 10-Q, the Company's principal executive officer and principal financial officer concluded as of the evaluation date that the Company's disclosure controls and procedures were effective in timely alerting them to material information required to be disclosed by the Company in the reports that it files with the SEC under the Securities Exchange Act of 1934, as amended, during the period that the report is being prepared. There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation. As a result, no corrective actions were taken.

                           PART II - OTHER INFORMATION
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES

ITEM 1.  LEGAL PROCEEDINGS

See note 9 of the Notes of Condensed Consolidated Financial Statements in this form 10-Q for information regarding the 1995 Warehime Family Litigation and the Derivative Action.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS -- None

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

(b) REPORTS ON FORM 8-K - None

                                    SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        HANOVER FOODS CORPORATION


Date:   January 15, 2003                By:  /s/ Pietro Giraffa
                                             ----------------------------------
                                             Pietro Giraffa
                                             Vice President & Controller
                                             Chief Accounting Officer
                                             (Principal Accounting Officer)

                                        By:  /s/ Gary T. Knisely
                                             ----------------------------------
                                             Gary T. Knisely
                                             Executive Vice President
                                             Chief Financial Officer

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

 Date:  January 15, 2003            /s/ John A. Warehime
                                    -------------------------------------
                                    John A. Warehime
                                    Chief Executive Officer

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

Date:  January 15, 2003             /s/ Gary T. Knisely
                                    ------------------------------------
                                    Gary T. Knisely
                                    Chief Financial Officer