Form 10-Q
period 2003-03-02
HANOVER FOODS CORP /PA/
filed 2003-04-16
CIK 853733

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 2, 2003

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

Indicate the number of shares outstanding of issuer's classes of common stock as of the latest practicable date.

                       Class                    Outstanding at March 2, 2003
                       -----                    ----------------------------
     Class A Common Stock, $25 par value              288,084 shares

     Class B Common Stock, $25 par value              582,198 shares

                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                  For the Thirty-Nine Weeks Ended March 2, 2003

Index                                                                                             Page

Part I -- Financial Information

     Item 1 -- Financial Statements:

         Condensed Consolidated Balance Sheets
           March 2, 2003 (Unaudited) and June 2, 2002...............................................3

         Condensed Consolidated Statements of Operations (Unaudited)
           Thirty-Nine Weeks Ended and Thirteen Weeks Ended March 2, 2003
           and March 3, 2002........................................................................5

         Condensed Consolidated Statements of Stockholders'
           Equity, (Unaudited) Thirty-Nine Weeks Ended March 2, 2003................................6

         Condensed Consolidated Statements of Cash Flows
           (Unaudited), Thirty-Nine Weeks Ended March 2, 2003
           and March 3, 2002........................................................................7

         Notes to Condensed Consolidated Financial Statements
           (Unaudited)..............................................................................8

     Item 2 - Management's Discussion and Analysis of Financial
            Condition and Results of Operations....................................................19

     Item 3 - Quantitative and Qualitative Disclosure About Market Risk............................24

     Item 4 - Controls and Procedures..............................................................25

     Part II - Other Information...................................................................26

     Item 1-- Legal Proceedings....................................................................26
     Item 2-- Changes in Securities and Use of Proceeds............................................26
     Item 3-- Defaults upon Senior Securities......................................................26
     Item 4-- Submission of Matters to a Vote of Security Holders..................................26
     Item 5-- Other Information....................................................................26
     Item 6-- Exhibits and Reports on Form 8-K.....................................................26

     Exhibit 99.1 Certification by John A. Warehime, Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     Exhibit 99.2 Certification by Gary T. Knisely, Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                         PART I -- FINANCIAL INFORMATION
                          Item 1. Financial Statements
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets

----------------------------------------------------------------------------------------------------------------------
                                                                         March 2, 2003            June 2, 2002
ASSETS
----------------------------------------------------------------------------------------------------------------------
Current Assets:
     Cash and Cash Equivalents                                            $4,079,000              $  2,816,000
     Accounts and Notes Receivable, Net                                   26,319,000                26,917,000
     Accounts Receivable from Related Parties, Net                           120,000                   167,000
     Inventories
        Finished Goods                                                    46,211,000                44,933,000
        Raw Materials and Supplies                                        17,556,000                16,622,000
     Prepaid Expenses                                                      1,875,000                 2,361,000
     Prepaid Income Taxes                                                    157,000                         0
     Deferred Income Taxes                                                   917,000                   276,000
----------------------------------------------------------------------------------------------------------------------

Total Current Assets                                                      97,234,000                94,092,000
----------------------------------------------------------------------------------------------------------------------

Property, Plant and Equipment, at Cost:
     Land and Buildings                                                   53,963,000                52,966,000
     Machinery and Equipment                                             127,864,000               124,048,000
     Leasehold Improvements                                                  544,000                   544,000
----------------------------------------------------------------------------------------------------------------------
                                                                         182,371,000               177,558,000
     Less Accumulated Depreciation and
       Amortization                                                      108,943,000               101,749,000
----------------------------------------------------------------------------------------------------------------------
                                                                          73,428,000                75,809,000
     Construction in Progress                                                197,000                   830,000
----------------------------------------------------------------------------------------------------------------------

Total Property, Plant and Equipment                                       73,625,000                76,639,000
----------------------------------------------------------------------------------------------------------------------
Other Assets:
     Intangible Assets, Net                                                3,382,000                 3,549,000
     Other Assets                                                          5,032,000                 4,736,000
---------------------------------------------------------------------------------------------------------------------
Total Assets                                                            $179,273,000              $179,016,000
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

---------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY                                    March 2, 2003            June 2, 2002
---------------------------------------------------------------------------------------------------------------------
Current Liabilities:
     Notes Payable - Banks                                               $14,741,000             $  18,987,000
     Accounts Payable                                                     19,296,000                19,890,000
     Accounts Payable to Related Parties - Net                                12,000                         0
     Accrued Expenses                                                     11,777,000                13,189,000
     Current Maturities of Long-Term Debt                                  4,288,000                 4,297,000
     Income Taxes Payable                                                  1,282,000                 1,182,000
---------------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                 51,396,000                57,545,000
---------------------------------------------------------------------------------------------------------------------
Long-Term Debt, Less Current Maturities                                   27,143,000                29,643,000
Other Liabilities                                                          4,937,000                 4,060,000
Deferred Income Taxes                                                      4,462,000                 3,777,000
---------------------------------------------------------------------------------------------------------------------
Total Liabilities                                                         87,938,000                95,025,000
---------------------------------------------------------------------------------------------------------------------
Stockholders' Equity:
     Series A & B 8 1/4% cumulative convertible preferred, $25
         Par Value, 120,000 shares authorized;
         31,056 shares issued at March 2, 2003 and June 2, 2002
         14,564 shares outstanding at March 2, 2003
         and June 2, 2002                                                    776,000                   776,000
     Series C cumulative convertible preferred, $25
         Par Value, 10,000 shares authorized, issued and outstanding
         At March 2, 2003 and June 2, 2002                                   250,000                   250,000
     Common stock, Class A, non-voting, $25 Par Value;
         800,000 shares authorized, 349,329 shares issued
         at March 2, 2003 and June 2, 2002; 288,084 shares
         outstanding at March 2, 2003 and 288,284 shares
         outstanding at June 2, 2002                                       8,733,000                 8,733,000
     Common stock, Class B, voting, $25 Par Value;
         880,000 shares authorized; 649,072 shares issued at March 2,
         2003 and 635,572 shares issued at June 2, 2002; 435,268 shares outstanding at March 2, 2003 and 430,507 shares
         outstanding at June 2, 2002                                      16,227,000                15,889,000
     Capital Paid in Excess of Par Value                                  16,373,000                15,238,000
     Retained Earnings                                                    74,651,000                67,560,000
     Treasury Stock, at Cost                                             (8,170,000)               (8,148,000)
     Value of Shares held in Employee Benefit Trust - 146,930 shares
         at March 2, 2003 and 138,191 shares at June 2, 2002            (17,096,000)              (16,168,000)
     Accumulated Other Comprehensive Loss                                  (409,000)                 (139,000)
---------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                91,335,000                83,991,000
---------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                              $179,273,000              $179,016,000
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

------------------------------------------------------------------------------------------------------------------

                                              Thirty-Nine Weeks Ended                 Thirteen Weeks Ended

                                            March 2,          March 3, 2002      March 2, 2003         March 3,
                                              2003                                                       2002
------------------------------------------------------------------------------------------------------------------
Net Sales                                  $218,111,000        $216,326,000        $71,641,000       $71,705,000
Cost of Goods Sold                          174,275,000         173,960,000         58,183,000        59,088,000
------------------------------------------------------------------------------------------------------------------
Gross Profit                                 43,836,000          42,366,000         13,458,000        12,617,000
Selling Expenses                             17,934,000          18,613,000          4,539,000         4,894,000
Administrative Expenses                      11,277,000          10,810,000          4,365,000         4,603,000
------------------------------------------------------------------------------------------------------------------
Operating Profit                             14,625,000          12,943,000          4,554,000         3,120,000
Interest Expense                              2,218,000           2,899,000            708,000         1,025,000
Other Expenses, Net                             230,000             123,000             75,000             4,000
------------------------------------------------------------------------------------------------------------------
Earnings Before Income Taxes                 12,177,000           9,921,000          3,771,000         2,091,000
Income Taxes                                  4,338,000           3,185,000          1,407,000           654,000
------------------------------------------------------------------------------------------------------------------
Net Earnings                                  7,839,000           6,736,000          2,364,000         1,437,000
Dividends on Preferred Stock                     31,000              31,000             10,000            10,000
------------------------------------------------------------------------------------------------------------------
Net Earnings Applicable to
     Common Stock                            $7,808,000          $6,705,000         $2,354,000        $1,427,000
------------------------------------------------------------------------------------------------------------------
Earnings Per Share:
     Net Earnings Per Common
         Share - Basic                           $10.85               $9.37              $3.26             $1.99
     Net Earnings Per Common
         Share - Diluted                         $10.70               $9.24              $3.22             $1.97
Dividends per Share, Common                      $0.825              $0.825             $0.275            $0.275
Basic Weighted Average Shares                   719,822             715,463            721,883           717,397
Diluted Weighted Average Shares                 732,888             728,886            734,949           730,820
------------------------------------------------------------------------------------------------------------------

     See accompanying notes to condensed consolidated financial statements.

                         PART I -- FINANCIAL INFORMATION
                     Item 1. Financial Statements, Continued
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
            Condensed Consolidated Statements of Stockholders' Equity
                      Thirty-Nine Weeks Ended March 2, 2003
                                   (Unaudited)

-----------------------------------------------------------------------------------------------------------------------------------
                                                Cumulative         Cumulative
                                               Convertible        Convertible
                                 Total       Preferred Stock    Preferred Stock        Common Stock          Common Stock
                              Stockholders'   Series A & B          Series C              Class A               Class B
                                 Equity     Shares     Amount    Shares   Amount      Shares    Amount      Shares     Amount
-----------------------------------------------------------------------------------------------------------------------------------
Balance, June 2, 2002         $83,991,000   31,056   $776,000   10,000   $250,000   349,329   $8,733,000   635,572   $15,889,000

Net Earnings for the Period     7,839,000

Cash Dividends Per Share:
Preferred - $2.0625 annually      (31,000)
Common - $1.10 annually          (717,000)
Issuance of Common stock to
  Employee Stock Trust
  Class B 13,500 Shares                 0                                                                   13,500       338,000
Issuance of Common Stock to
  ESOP - Class B 4,761 shares     545,000
Redemption of common stock
  Class A 200 Shares             (22,000)
Other Comprehensive Loss        (270,000)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, March 2, 2003        $91,335,000   31,056   $776,000   10,000   $250,000   349,329   $8,733,000   649,072   $16,227,000
-----------------------------------------------------------------------------------------------------------------------------------

[RESTUBBED TABLE]

------------------------------------------------------------------------------------------------------------------------
                                 Capital
                                 Paid In                                                             Accumulated
                                 Excess                    Treasury Stock    Employee Stock Trust      Other
                                 Of Par      Retained                                               Comprehensive
                                  Value      Earnings     Shares      Amount       Shares       Amount          Loss
-------------------------------------------------------------------------------------------------------------------------
Balance, June 2, 2002         $15,238,000   $67,560,000   144,411   ($8,148,000)   138,191     ($16,168,000)   ($139,000)

Net Earnings for the Period                   7,839,000

Cash Dividends Per Share:
Preferred - $2.0625 annually                    (31,000)
Common - $1.10 annually                        (717,000)
Issuance of Common stock to
  Employee Stock Trust
  Class B 13,500 Shares         1,147,000                                           13,500       (1,485,000)
Issuance of Common Stock to
  ESOP - Class B 4,761 shares     (12,000)                                          (4,761)         557,000
Redemption of common stock
  Class A 200 Shares                                          200       (22,000)
Other Comprehensive Loss                                                                                       (270,000)
-------------------------------------------------------------------------------------------------------------------------

Balance, March 2, 2003        $16,373,000   $74,651,000   144,611   ($8,170,000)   146,930     ($17,096,000)  ($409,000)
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

----------------------------------------------------------------------------------------------------------------
                                                                                Period                Period
                                                                                March 2,              March 3,
                                                                                 2003                  2002
----------------------------------------------------------------------------------------------------------------
Cash Flows From:
Operating Activities:
     Net Earnings                                                             $7,839,000            $6,736,000
     Adjustments to Reconcile Net Earnings:
         To Net Cash Provided by Operating Activities:
              Depreciation and Amortization                                    7,361,000             6,752,000
              Non Cash Charge (ESOP Contribution)                                545,000               481,000
              Deferred Income Taxes                                               44,000             (360,000)
              Changes in Assets and Liabilities:
              Accounts Receivable                                                645,000           (3,150,000)
              Inventories                                                   (14,503,000)          (12,375,000)
              Inventories                                                    (2,212,000)          (12,770,000)
              Prepaid Expenses                                                   329,000           (1,098,000)
              Accounts Payable and Accrued Expenses                          (1,994,000)             5,824,000
              Income Taxes Payable                                               100,000               271,000
              Other Liabilities                                                  877,000               438,000
----------------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                     13,534,000             3,124,000
----------------------------------------------------------------------------------------------------------------
Investing Activities:
     Increase in Other Assets                                                  (566,000)             (600,000)
     Acquisitions of Property, Plant and Equipment                           (4,180,000)           (5,516,000)
----------------------------------------------------------------------------------------------------------------

Net Cash Used In Investing Activities                                        (4,746,000)           (6,116,000)
----------------------------------------------------------------------------------------------------------------
Financing Activities:
     Payments on Notes Payable                                               (4,246,000)          (18,896,000)
     Proceeds from Issuance of Long-Term Debt                                          0            25,000,000
     Payments on Long-Term Debt                                              (2,509,000)              (12,000)
     Payment of Dividends                                                      (748,000)             (738,000)
     Redemption of Common Stock                                                 (22,000)                     0
----------------------------------------------------------------------------------------------------------------
Net Cash Provided by (Used In) Financing Activities                          (7,525,000)             5,354,000
----------------------------------------------------------------------------------------------------------------
Net Increase in Cash and Cash Equivalents                                      1,263,000             2,362,000
Cash and Cash Equivalents, Beginning of Period                                 2,816,000             1,824,000
----------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents, End of Period                                      $4,079,000            $4,186,000
----------------------------------------------------------------------------------------------------------------

     See accompanying notes to condensed consolidated financial statements.

                         PART I -- FINANCIAL INFORMATION
                     Item 1. Financial Statements, Continued
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  March 2, 2003
                                   (Unaudited)

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

         The Corporation's fiscal year ends at the close of operations on the Sunday nearest to May 31st. Accordingly, these financial statements reflect activity for the thirteen and thirty-nine week periods ended March 2, 2003 and March 3, 2002.

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

(2) SHORT-TERM BORROWINGS

         The Corporation and its subsidiaries maintain short-term unsecured lines of credit with various banks providing credit availability amounting to $50,000,000 of which $14,741,000 was borrowed at March 2, 2003. The average cost of funds during thirteen and thirty-nine week periods ended March 2, 2003 was 2.11% and 2.34%, respectively.

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

--------------------------------------------------------------------------------
(3) LONG-TERM DEBT

         The long-term debt of the Corporation and its subsidiaries consist of:


                                                                           March 2, 2003          June 2, 2002
----------------------------------------------------------------------------------------------------------------------
         8.74% unsecured senior notes payable
              to an insurance company, due
              through 2007                                                    $8,929,000            $8,929,000

         7.01% unsecured senior notes payable
              to an insurance company, due through 2011                       22,500,000            25,000,000

         Other                                                                     2,000                11,000
----------------------------------------------------------------------------------------------------------------------
         Total Long-Term Debt                                                 31,431,000            33,940,000

         Less current maturities                                               4,288,000             4,297,000
----------------------------------------------------------------------------------------------------------------------
         Net Long-Term Debt                                                  $27,143,000           $29,643,000
----------------------------------------------------------------------------------------------------------------------

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

         The Corporation is in compliance with the restrictive provisions in the agreements as of March 2, 2003.

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

--------------------------------------------------------------------------------
(4) RELATED PARTY TRANSACTIONS

         The Corporation and its subsidiaries, in the normal course of business, purchase and sell goods and services to related parties. Transactions with related parties are summarized below:

                                                     Thirty-Nine Weeks Ended           Thirteen Weeks Ended

                                                 March 2, 2003   March 3, 2002    March 2, 2003    March 3, 2002
-----------------------------------------------------------------------------------------------------------------

Revenues:

Park 100 Foods, Inc.                              $1,643,000     $1,236,000           $393,000       $443,000

Expenditures:

Park 100 Foods, Corp.                                 12,000          9,000              2,000          1,000
     Warehime Enterprises, Inc.                        3,000         80,000              1,000          1,000
     John A. & Patricia M. Warehime                   48,000         42,000             15,000         16,000
     Lippy Brothers, Inc.                          1,146,000      1,158,000            704,000              0
     Schaier Travel, Inc.                              3,000          4,000                  0              0
-----------------------------------------------------------------------------------------------------------------

                         PART I -- FINANCIAL INFORMATION
                     Item 1. Financial Statements, Continued
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

--------------------------------------------------------------------------------
The respective March 2, 2003 and June 2, 2002 account balances with related parties are as follows:

                                                                      March 2, 2003         June 2, 2002
----------------------------------------------------------------------------------------------------------
Accounts Receivable:

     Park 100 Foods, Inc.                                             $  120,000               $164,000
     Lippy Brothers, Inc.                                                      0                  3,000

----------------------------------------------------------------------------------------------------------

Accounts Payable:

     James G. Sturgill                                                     1,000                      0
     John & Patricia Warehime                                              4,000                      0
     T. Edward Lippy                                                       1,000                      0
     Clayton G. Rohrbach, Jr.                                              1,000                      0
     Cyril T. Noel                                                         1,000                      0
     T. Michael Haugh                                                      1,000                      0
     James A. Washburn                                                     1,000                      0
     Jennifer W.Carter                                                     1,000                      0
     Arthur S. Schaier                                                     1,000                      0

                         PART I -- FINANCIAL INFORMATION
                     Item 1. Financial Statements, Continued
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
--------------------------------------------------------------------------------

(5) COMPREHENSIVE INCOME

         Comprehensive income is determined as follows:

                                                              39 Weeks Ended                    13 Weeks Ended

                                                      March 2, 2003     March 3, 2002    March 2, 2003      March 3, 2002
---------------------------------------------------------------------------------------------------------------------------
Net Income                                             $7,839,000         $6,736,000        $2,364,000        $1,437,000
Other Comprehensive Income (Loss) -
Unrealized Loss on Investments                          (270,000)          (143,000)         (183,000)         (103,000)
                                                       ----------         ----------        ----------        ----------

Comprehensive Income                                   $7,569,000         $6,593,000        $2,181,000        $1,334,000
                                                       ==========         ==========        ==========        ==========

(6) RECONCILIATION OF NUMERATOR AND DENOMINATOR FOR BASIC AND DILUTED EARNINGS PER SHARE

    Numerator for basis earnings per share:


                                                                39 Weeks Ended                   13 Weeks Ended

                                                      March 2, 2003      March 3, 2002     March 2, 2003   March 3, 2002
=========================================================================================================================
Net earnings applicable to common stock                $7,808,000         $6,705,000        $2,354,000       $1,427,000

Preferred stock dividends                                  31,000             31,000            10,000           10,000
                                                       ----------         ----------        ----------       ----------

Net earnings assuming dilution                          7,839,000          6,736,000         2,364,000        1,437,000
                                                       ==========         ==========        ==========       ==========

Denominator:
Basic weighted average shares                             719,822            715,463           721,883          717,397

Effect of dilutive securities                              13,066             13,423            13,066           13,423
                                                       ----------         ----------        ----------       ----------

Diluted weighted average shares                           732,888            728,886           734,949          730,820
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

     (7) EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

     Effective December 31, 2002, the Company transferred 4,761 shares of Class B Common Stock that were previously contributed to the Company's Employee Stock Trust to the ESOP as an employer contribution. The shares had a fair market value of approximately $114 on that date, and accordingly, the Company recorded a charge to earnings of approximately $545,000 for the thirteen-week period ended March 2, 2003.

     (8) STOCK OPTION PLAN

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

     (9) NEW ACCOUNTING STANDARDS

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

         (10) LEGAL MATTERS

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

         On January 29, 2003, Albert Blakey, Esquire, counsel for certain derivative plaintiffs filed a Motion for Reconsideration of the Court's December 31, 2002 denial of the Petition for Fees. A Response in Opposition to the Motion for Reconsideration of Plantiffs' Petition for Fees was filed with the Court on February 12, 2003.

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

         On December 12, 2002, Michael Warehime filed a Motion for Relief under the Warehime v. Schaier caption in the York County Court of Common Pleas. Michael Warehime's motion requested, inter alia, that Hanover Foods Corporation's December 23, 2002 election be conducted according to the Articles of Incorporation as they existed prior to June 25, 1997. Following a hearing on December 20, 2002, the York County Court of Common Pleas denied Michael Warehime's Motion for Relief. On January 17, 2003 Michael Warehime appealed the Court's denial of his Motion for Relief to the Superior Court of Pennsylvania.

         On December 12, 2002, Michael Warehime filed an Emergency Application for Expedited Relief with the Pennsylvania Supreme Court in the Warehime v. Warehime appeal concerning the election of directors noticed for December 23, 2002. The Pennsylvania Supreme Court denied Michael Warehime's emergency application on December 20, 2002.

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

FORWARD LOOKING STATEMENTS

When used in this Quarterly Report, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "projected", or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including but not limited to quarterly fluctuations in operating results, competition, state and federal regulation, environmental considerations, and foreign operations. Such factors, which are discussed in the Form 10-Q, could affect the Company's financial performance and could cause the Company's actual result for future periods to differ materially from any opinion or statements expressed herein with respect to future periods. As a result, the Company wishes to caution readers not to place undue reliance on any such forward looking statements, which speak only as of the date made.

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

RESULTS OF OPERATIONS
NET SALES

Consolidated net sales were $218.1 million for the thirty-nine week period ended March 2, 2003. This represents an increase of .8% over the thirty-nine week period ended March 3, 2002 consolidated net sales of $216.3 million. Consolidated net sales were $71.6 million for the thirteen-week period ended March 2, 2003, a .1% decrease from consolidated net sales of

                         PART I -- FINANCIAL INFORMATION
                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES

$71.7 million for the corresponding period in the prior year. The increase in consolidated net sales for the thirty-nine week period was due to increased branded retail, food service, private label, canned mushrooms and fresh food sales. This increase was partially offset by decreases in frozen mushrooms and snack sales. The decrease in consolidated net sales for the thirteen-week period was due to decreases in food service, frozen mushrooms and snack sales partially offset by increases in branded, private label, canned mushrooms and fresh food sales.

COST OF GOODS SOLD

Costs of goods sold were $174.3 million, or 79.9% of consolidated net sales in the thirty-nine week period ended March 2, 2003 and $174.0 million, or 80.4% of consolidated net sales for the corresponding period in 2002. Cost of goods sold was $58.2 million, or 81.2% of consolidated net sales for the thirteen-week period ended March 2, 2003 as compared to $59.1 million, or 82.4% of consolidated net sales for the corresponding period in 2002. The decrease in cost of goods sold as a percentage of net sales for the thirty-nine week period was due to reduced operating expenses at our Lancaster plant and the increase in branded and fresh food sales, which sell at a higher margin as compared to other sales products of the Company. The decrease in cost of goods sold as a percentage of net sales for the thirteen-week period was due to reduced operating expenses at our canned mushroom Nottingham plant and our Lancaster plant and increase in branded retail sales and fresh food sales, which carry a higher margin compared to other sales products of the Company.

SELLING EXPENSES

Selling expenses were $17.9 million, or 8.2% of consolidated net sales for the thirty-nine week period ended March 2, 2003 as compared to $18.6 million or 8.6% of consolidated net sales for the corresponding period in 2002. Selling expenses were $4.5 million or 6.3% of consolidated net sales for the thirteen-week period ended March 2, 2003 compared to $4.9 million, or 6.8% of consolidated net sales during the corresponding period in 2002. The decrease in selling expenses for both the thirty-nine week period and the thirteen-week period reflects lower coupon redemptions, media advertising, customer incentive programs and customer advertising dollars partially offset by increases in prior year customer promotion audit payouts.

ADMINISTRATIVE EXPENSES

Administrative expenses were $11.3 million, or 5.2% of consolidated net sales for the thirty-nine week period ended March 2, 2003 as compared to $10.8 million, or 5.0% of consolidated net sales for the corresponding period in 2002. Administrative expenses were $4.4 million, or 6.1% of consolidated net sales for the thirteen week period ended March 2, 2003 as compared to

                         PART I -- FINANCIAL INFORMATION
                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES


$4.6 million, or 6.4% of consolidated net sales for the corresponding period in 2002. The increase in administrative expenses for the thirty-nine week period reflects increases in outside legal and accounting fees and services, the provision for the supplemental pension benefits and increases in the 401K and ESOP provisions, partially offset by a lower fiscal year end bonus provision. The decrease in administrative expenses for the thirteen-week period reflects a lower fiscal year end bonus provision partially off-set by increases in outside fees and services the provision for supplemental pension benefits and increase in the 401K and ESOP provisions.

INTEREST EXPENSE

Interest expense was $2.2 million for the thirty-nine week period ended March 2, 2003 as compared to $2.9 million for the same period in 2002. Interest expense was $.7 million for the thirteen-week period ended March 2, 2003 as compared to $1.0 million for the same period in 2002. The decrease in both periods reflects lower average borrowings as well as lower average borrowing rates for the periods ended March 2, 2003 compared to 2002.

OTHER EXPENSES

Other expenses, net was $230,000 for the thirty-nine week period ended March 2, 2003 as compared to $123,000 for the same period in 2002. Other expenses, net was $75,000 for the thirteen-week period ended March 2, 2003 as compared to $4,000 for the same period in 2002. The increase in other expenses for the thirty-nine week and thirteen week periods is due to a decreased gain on the sale of investments and a reduced gain on the sale of fixed assets.

 INCOME TAXES

The provision for corporate federal and state income taxes for the thirty-nine week period ended March 2, 2003 was $4.3 million, or 35.6% of pretax earnings, as compared to $3.2 million, or 32.1% of pre-tax earnings for the same period in 2002. The provisions for corporate federal and state income taxes for the thirteen week period ended March 2, 2003 was $1.4 million, or 37.3% of pre-tax earnings as compared to $.7 million, or 31.3% of pre-tax earnings for the same period in 2002. The increase in the effective tax rate for both periods is primarily due to increased earnings in jurisdictions with higher effective tax rates in the current year periods as compared to prior periods.

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


OPERATING ACTIVITIES

Net working capital was $45.8 million at March 2, 2003 and $36.5 million at June 2, 2002. The current ratios were 1.89 on March 2, 2003 and 1.64 on June 2, 2002.

Cash provided from operating activities for the thirty-nine week period ended March 2, 2003 was $13.5 million as compared to cash provided from operating activities of $3.1 million during the same period of 2002. The combination of increased earnings and lower inventory levels generated more cash flow in the thirty-nine week period ended March 2, 2003 compared to the prior year period.

INVESTING ACTIVITIES

During the thirty-nine week period ended March 2, 2003, the Corporation spent approximately $4.2 million for the purchase plant upgrades and expansions. This compares to $5.5 million spent during the same period last year for capital projects.

FINANCING ACTIVITIES

The decrease in notes payable of approximately $4.2 million during the thirty-nine week period ended March 2, 2003 represents payments made against available seasonal lines of credit from financial institutions.

The Corporation has available seasonal lines of credit from financial institutions in the amount of $50.0 million, of which $14.7 million was utilized as of March 2, 2003. Additional borrowing is permitted within prescribed parameters in existing debt agreements, which contain certain performance covenants.

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

The following table summarizes the Corporation's contractual obligations and other commitments as of March 2, 2003:

                                                                         Payment Due by Period
                                                        ------------------------------------------------------------------
     Contractual Obligation                                                                                       After
                                          Total           1 Year           2-3 Years          4-5 Years          5 Years
                                          -----           ------           ---------          ---------          -------
Short-Term Notes Payables              $14,741,000      $14,741,000            $-0-               $-0-               $-0-
Long-Term Debt                          31,431,000        4,288,000       8,572,000          8,572,000          9,999,000
Operating Leases                           978,000          475,000         394,000            109,000                -0-
                                       -----------      -----------      ----------         ----------         ----------
Total contractual obligations          $47,150,000      $19,504,000      $8,966,000         $8,681,000         $9,999,000
                                       ===========      ===========      ==========         ==========         ==========

       Currently, the Company is obligated to purchase 6,000,000 pounds of tomato paste from California Tomato Products, Colusa, California in each of the fiscal years from 2003 through 2006, at a price based on annual cost of production.

     The Company's sources of liquidity are primarily funds from operation and available amounts under seasonal lines of credit. (Two of these lines expire on October 31, 2003 and one on January 28, 2004). They are expected to be renewed in the ordinary course of business.

                         PART I - FINANCIAL INFORMATION
       Item 3. Quantitative and Qualitative Disclosures About Market Risk
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES

There are no material changes to the disclosures on this matter provided in the Company's Annual Report on Form 10-K for the fiscal year ended June 2, 2002.

                         PART I - FINANCIAL INFORMATION
                         Item 4. Controls and Procedures
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES

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

                           PART II - OTHER INFORMATION
                   HANOVER FOODS CORPORATION AND SUBSIDIARIES

ITEM 1.  LEGAL PROCEEDINGS

See note 10 of the Notes of Condensed Consolidated Financial Statements in this form 10-Q for information regarding the 1995 Warehime Family Litigation and the Derivative Action.

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


                                       HANOVER FOODS CORPORATION


Date: April 16, 2003                   By:      /s/ Pietro Giraffa
                                                --------------------------------
                                                Pietro Giraffa
                                                Vice President & Controller
                                                Chief Accounting Officer
                                                (Principal Accounting Officer)
                                       By:      /s/ Gary T. Knisely
                                                --------------------------------
                                                Gary T. Knisely
                                                Executive Vice President
                                                Chief Financial Officer

                                  CERTIFICATION
                                  -------------

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

         Date:  April 16, 2003                    /s/ John A. Warehime
                                                  ------------------------
                                                  John A. Warehime
                                                  Chief Executive Officer

                                  CERTIFICATION
                                  -------------


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

Date:  April 16, 2003                             /s/ Gary T. Knisely
                                                  ---------------------------
                                                  Gary T. Knisely
                                                  Chief Financial Officer