Form 10-K
period 2003-06-01
HANOVER FOODS CORP /PA/
filed 2003-08-29
CIK 853733

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ]    For the fiscal year ended June 1, 2003

       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _____________________ to _________________

       Commission file number        000-17896
                                --------------------

                            HANOVER FOODS CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Pennsylvania                                   23-0670710
--------------------------------------------------------------------------------
   (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                       Identification No.)


                         1486 YORK STREET, P.O. BOX 334
                        HANOVER, PENNSYLVANIA 17331-0334
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip code)
        Registrant's telephone number including area code: (717) 632-6000

         Securities registered pursuant to Section 12(b) of the Act: None

        Title of each class      Name of each exchange on which registered
        -------------------      -----------------------------------------

            Securities registered pursuant to Section 12(g) of the Act:

                         Class A Nonvoting Common Stock
                         ------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant (1) is an accelerated filer (as defined in Rule 12-b-2 of the Act). Yes[ ] No[X]

Per the most recent independently appraised price, the estimated aggregate value of Class B Voting Common Stock held by non-affiliates of the registrant was $28,131,129 excluding 155,949 shares owned by the Employee Stock Trust and Employee Stock Ownership Plan. As of August 11, 2003, the estimated aggregate market value of Class A Nonvoting Common Stock held by non-affiliates of the registrant was $12,822,365. (The exclusion of the market value of shares owned by any individual or entity shall not be deemed an admission that such person is an "affiliate" of the registrant.) There were 582,198 shares of Class B Common Stock outstanding as of August 11, 2003, of which 155,949 shares were owned by the Employee Stock Trust and Employee Stock Ownership Plan. There were 288,062 shares of Class A Common Stock outstanding as of August 11, 2003.

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

OPERATIONS

         The Corporation has operations at ten (10) plants in Pennsylvania, one
(1) plant in Maryland, one (1) plant in Delaware, and two (2) plants in Guatemala.

PRODUCTS

         The Corporation markets its products under the brand names HANOVER, HANOVER FARMS, MYERS, PHILLIPS, GIBBS, SUPERFINE, MARYLAND CHIEF, MITCHELL'S, DUTCH FARMS, SUNWISE, O&C (jarred onions only), SPRING GLEN FRESH FOODS,

SUNNYSIDE FOODS, NOTTINGHAM, BICKEL'S, BON TON, YORK SNACKS, CABANA and DRAPER KING COLE. The products sold by the Corporation under these brand names include canned vegetables, beans and pasta as well as frozen vegetables, frozen meat products, food entrees, refrigerated and fresh foods, canned and frozen mushrooms and potato chips. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year Ended June 1, 2003 Results of Operations Compared to Year Ended June 2, 2002" in the 2003 Annual Report attached hereto as Exhibit 13 (the "Annual Report").

DISTRIBUTION

         The Corporation's products are marketed under its brand labels and customer private labels to the consumer for home use and also to the food service trade which includes restaurants, fast food chains, hospitals and schools as well as military and other governmental uses. The Corporation's ten largest customers account for approximately 36% of the Corporation's net sales for the fiscal year ended June 1, 2003 and 30% of accounts receivable as of June 1, 2003. No single customer accounted for more than 10% of net sales for the fiscal years ended June 1, 2003, June 2, 2002, and June 3, 2001. The Corporation's products are distributed directly to its customers and indirectly via independent distributors. Sales activities are conducted via Corporation employed sales personnel and independent sales brokerage firms. The Corporation also manufactures private label food products for other food companies.

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

         The Corporation competes with national processors such as Birds Eye Foods and Campbell Foods and regional processors such as Bush and Allen.

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

ENVIRONMENTAL CONSIDERATIONS

         The Corporation continually makes investments to comply with all federal, state and local laws, environmental rules and regulations. To date, such expenditures have not been material with respect to the Corporation's capital expenditures, earnings or competitive position, and are not expected to be in the future. See "Part I-- Item 1. Business-- Risk Factors-- Environmental Risks."

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

EMPLOYEES

         As of August 1, 2003, the Corporation, its divisions and subsidiaries employed 1,850 employees on a full-time and a seasonal basis. 1,451 employees are employed in the United States and 399 are employed in Guatemala.

         A total of 646 production workers at the Hanover, PA; Centre Hall, PA; and Clayton, DE plants are members of the United Food and Commercial Workers Union - Locals 1776, 72 and 56, respectively. The Hanover and Centre Hall, PA plants each have their own three (3) year contract beginning January 1, 2003 and ending December 31, 2005. The Clayton, DE plant has its own three (3) year contract beginning January 1, 2002 and ending December 31, 2004. There are no union contracts at any other plants or locations of the Corporation. The Corporation has never had any strikes or labor disputes interfering with its operations. Management considers labor relations to be excellent.

FOREIGN OPERATIONS

         The Corporation's wholly-owned subsidiary, Tri-Co. Foods Corp., has three wholly-owned subsidiaries, Alimentos Congelados Monte Bello, S.A. and Mayapac, S.A., both of San Jose Pinula, Guatemala; and Sunwise Corporation, Lakeland, Florida.

         Alimentos Congelados Monte Bello, S.A. and Mayapac S.A. procure, process and ship vegetables produced in Guatemala. Alimentos Congelados Monte Bello S.A. and Mayapac S.A. contract with approximately 2,000 independent farmers in Guatemala for the growing and harvesting of broccoli, cauliflower, okra and Brussels sprouts. The raw vegetable product purchased by the Corporation is frozen at one of two Corporation plants located in San Jose Pinula, Guatemala; and Teculutan, Guatemala.

         Sunwise Corporation imports and distributes the Guatemalan product to the Corporation.

         The business of the Corporation in Guatemala is subject to the laws of Guatemala which may place restrictions and controls on such matters as ownership, imports and exports, prices, product lines and transfer of funds, and is also subject to the fluctuating exchange rate between the Guatemalan quetzal and the U.S. dollar. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations -- Impact of Events and Commitments of Future Operations" in the Annual Report and "Part I -- Item 1. Business -- Risk Factors -- Risks Associated With Foreign Operations.

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

Competition

         All of the Corporation's products compete with those of other national, major and small regional food processing companies under highly competitive conditions. Many of the Corporation's major competitors in the market are larger and have greater financial and marketing resources than the Corporation. Continued industry consolidation also may increase the market strength of the Corporation's larger competitors making it more difficult for the Corporation to increase its market share.

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

Risks Associated with Foreign Operations

         Foreign operations generally involve greater risks than doing business in the United States. Foreign economies differ favorably or unfavorably from the United States' economy in such respects as the level of inflation and debt, which may result in fluctuations in the value of the country's currency and real property. Further, there may be less government regulation in various countries, and difficulty in enforcing legal rights outside the United States. Additionally, in some foreign countries, there is the possibility of expropriation or confiscatory taxation, limitations on the removal of property or other assets, political or social instability or diplomatic developments which could affect the operations and assets of U.S. companies doing business in that country. Some of these risks are more pronounced in developing countries, such as Guatemala. At June 1, 2003, the total assets of the Corporation's foreign operations were approximately $10.0 million.

Litigation Risks

         The Corporation is involved in litigation with the Warehime family (see "Part I -- Item 3. -- Legal Proceedings"). As a result of the pending litigation there may be a change of control of the Corporation. A change in control may not be in the best interests of shareholders and could have an adverse effect on the Corporation's business and results of operations.

Impact of a Change in Control on the Corporation's Senior Debt

         A change in control of the Corporation would trigger a repayment obligation with respect to $22.5 million in aggregate principal amount of 7.01% Senior Notes due September 15, 2011 of the Corporation (the "Notes). In the event of any change of control of the Corporation, the Corporation has an obligation to prepay the Notes in the amount equal to 100% of the outstanding principal amount of the Notes and accrued interest thereon, together with a premium equal to the applicable Make-Whole Amount, as defined in the Note Purchase Agreement. A "change in control" as defined in the Note Purchase Agreement means the date on which (i) John Warehime ceases to hold the positions of Chairman, President and Chief Executive Officer of the Corporation or (ii) Gary T. Knisely ceases to hold the positions of Executive Vice President and Secretary of the Corporation. To the extent a change of control were to occur and the Lenders demand repayment of the Notes, the Corporation would be required to obtain an alternative funding source to repay this obligation. While the Corporation currently believes it would be successful in obtaining additional financing, no assurance can be given as to whether the Corporation will be successful in obtaining additional funding sources of if such financing will be on terms and conditions that are acceptable to the Corporation. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in the Annual Report.

WHERE YOU CAN FIND MORE INFORMATION

         The files, annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the "SEC"). You may read and copy our reports or other filings made with the SEC at the SEC's Public Reference Room, located at 450 Fifth Street, N.W., Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the Public Reference Room. Our SEC filings are also available on the SEC's internet website, www.sec.gov. The reference to the SEC's website, above, is intended to be an inactive textual reference and no documents from the SEC website are intended to be incorporated by reference in this Annual Report. We will provide, at no cost, paper or electronic copies of our reports and other filings made with the SEC. Requests should be directed to:

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

UNITED STATES
 Hanover, PA.................... Canned and jarred products processing, repackaging of frozen vegetables, frozen soft pretzels manufacture, and dry and frozen storage. Corporate research, new product development and quality assurance laboratory (corporate headquarters).
 Centre Hall, PA................ Frozen vegetable processing, frozen food entree and meat pie manufacturing. Dry and frozen
                                 storage.
 Lancaster, PA.................. Freeze-dried food and ice manufacturing. Dry and frozen storage.
 Nottingham, PA................. Canned mushrooms, dry storage.
 Ephrata, PA.................... Refrigerated, fresh foods and soups manufacturing. Dry, refrigerated and frozen
                                 storage.
 Manheim, PA.................... Dry storage and direct store distribution center.
 Ridgely, MD.................... Frozen peas, onions, peppers, zucchini and celery, frozen and blanched mushrooms. Dry and frozen storage.
 Clayton, DE.................... Frozen vegetables, breaded mushrooms & okra, frozen food entrees, meat pies and soup
                                 manufacture. Dry and frozen storage.
 York, PA (3 locations)......... Dry storage and distribution. Corn product
                                 manufacturer.Dry storage. Extruded corn product manufacturer. Dry storage.
GUATEMALA
 San Jose Pinula................ Frozen vegetable processing, dry and frozen storage, research and quality assurance
                                 laboratory.
 Teculutan...................... Frozen vegetable processing, dry and frozen storage.

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

Warehime Family Litigation

         On February 13, 1997, the Board of Directors proposed an amendment and restatement of the Corporation's Articles of Incorporation (the "Amended and Restated Articles") which provides that if all of the following Class B shareholders (or their estates upon the death of such shareholders), Michael A. Warehime, John A. Warehime, Sally W. Yelland, J. William Warehime, and Elizabeth
W. Stick (all members of the Warehime family, do not agree in writing to the composition of the Board of Directors or other important matters specified below on or after the 1998 annual shareholders meeting, the trustees of the Corporation's 401(k) Savings Plan (or a similar employee benefit plan), who qualify as disinterested directors acting as fiduciaries for the employees who participate in the Plan, and the Class A shareholders may become entitled to vote in the manner described in the document.

         The Amended and Restated Articles created a Series C Convertible Preferred Stock, which, in case of a dispute among the above mentioned members of the Warehime family on Board of Directors composition or other important matters, would be entitled to 35 votes per shares (a total of 350,000 votes based on 10,000 shares of Series C Convertible Preferred Stock issued to and held by the trustees of the Corporation's 401(k) Savings Plan); if Series C Convertible Preferred Stock were entitled to vote because of such dispute, each share of Class A Common Stock would be entitled to 1/10th of a vote per share.

         The Amended and Restated Articles also classified the terms of the Board of Directors commencing with the election at the 1997 annual shareholders' meeting and permitted directors to be elected for four-year term as permitted by Pennsylvania law. Pursuant to the Corporation's Bylaws, as then in effect, nominations for directors must be submitted to the Corporation in the manner prescribed by the Bylaws no later than June 1 of the year in which the meeting is to occur.

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

         On May 4, 2001, the Superior Court of Pennsylvania, on remand from the Supreme Court of Pennsylvania to decide several remaining issues, held that the 1997 amendments to the Corporation's Amended and Restated Articles of Incorporation "violated principles of corporate democracy" and should be invalidated even though the Superior Court found the directors acted in good faith and their actions in approving the amendments did not result in a breach of their fiduciary duties. A petition for allocatur was filed with the Supreme Court of Pennsylvania requesting that the Supreme Court of Pennsylvania review the Superior Court's May 4, 2001 ruling. On September 17, 2002, the Supreme Court of Pennsylvania granted the petition for allocatur and oral argument was heard in the matter on May 13, 2003.

         On September 17, 2002, the Supreme Court of Pennsylvania granted the petition for allocatur and oral argument was heard in the matter on May 13, 2003.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

         Information contained under the caption "Market for the Registrant's Common Equity and Related Stockholder Matters" in the Corporation's Annual Report to Shareholders as of and for the year ended June 1, 2003, which is attached as Exhibit 13, is incorporated herein by reference in response to this item. See "Part III -- Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters -- Equity Compensation Plan Information" regarding the Corporation's equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

         Information contained under the caption "Financial Highlights Five Years" in the Corporation's Annual Report to Shareholders as of and for the year ended June 1, 2003, which is attached as Exhibit 13, is incorporated herein by reference in response to this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Information contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Corporation's Annual Report to Shareholders as of and for the year ended June 1, 2003, which is attached as Exhibit 13, is incorporated herein by reference in response to this item.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Information contained under the caption "Quantitative and Qualitative Disclosures about Market Risk" in the Corporation's Annual Report to Shareholders as of and for the year ended June 1, 2003, which is attached as
Exhibit 13, is incorporated herein by reference in response to this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Financial statements for Hanover Foods Corporation and Subsidiaries contained in the Corporation's Annual Report to Shareholders as of and for the year ended June 1, 2003, and quarterly financial data contained in the Corporation's Annual Report to shareholders as of and for the year ended June 1, 2003, which is attached as Exhibit 13, are incorporated herein by reference in response to this item.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9A. CONTROLS AND PROCEDURES

Controls and Procedures
Quarterly evaluation of the Company's Disclosure and Internal Controls. The Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" ("Disclosure Controls") as of the end of the period covered by this Form 10-K and any changes in internal controls over financing reporting that occurred during the last quarter of its fiscal year. This evaluation ("Controls Evaluation") was done under the supervision and with the participation of management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO").

Limitations on the Effectiveness of Controls. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected. The Company conducts periodic evaluations of its internal controls to enhance, where necessary, its procedures and controls.

Conclusions. Based upon the Controls Evaluation, the CEO and CFO have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that management is timely alerted to material information relating to the Company during the period when its periodic reports are being prepared. In accord with SEC requirements, the CEO and CFO conducted an evaluation of the Company's internal control over financial reporting ("Internal Controls") to determine whether there have been changes in Internal Controls occurred during the quarter that have materially affect or which are reasonable likely to materially affect Internal Controls. Based on this evaluation, there has been no such changes in Internal Controls during the quarter covered by this report.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE CORPORATION

         The following table sets forth the name, age and the present principal occupation or employment, and the name, principal business and address of any corporation or other organization in which such employment is carried on, of the directors of the Corporation.

                                                                                                     Director
               Name                  Age (1)            Principal Occupation or Employment             Since
--------------------------------    --------- ----------------------------------------------------------------
John A. Warehime................       65     Chairman of the Board, President and Chief Executive      1985
                                              Officer of the Corporation
Clayton J. Rohrbach.............       83     Retired; formerly Vice President of Marketing at CPC      1984
                                              International
Cyril T. Noel (2)...............       78     Retired; formerly Vice President of Finance of the        1983
                                              Corporation
T. Edward Lippy.................       73     Vice President of Lippy Brothers, Inc.                    1994
Arthur S. Schaier...............       61     President & CEO at Schaier Nissan & Schaier Honda,        1994
                                              Schaier's Enterprises, Inc.
James G. Sturgill, CPA, CVA.....       62     Managing Partner at Sturgill & Associates, LLP            1994
James A. Washburn...............       53     Chairman and CEO at Park 100 Foods, Inc.                  1996
Jennifer W. Carter(3)...........       39     Assistant to the Chairman                                 2002

-----------------------
(1) Age as of August 11, 2003.
(2) Mr. Noel served on the Board from May 1983 until June 1994 and from October 1994 to present.
(3) Ms. Carter is the daughter of John A. Warehime.

         The Corporation's Bylaws, provide that the board of directors should consist of not less than seven and not more than fifteen directors. The Amended and Restated Articles of Incorporation and amendments thereto (the "Articles of Incorporation") of the Corporation provide that the board of directors is divided into four classes, having staggered terms of office, which are as equal in number as possible, and that the members of each class of directors are to be elected for a term of four years and will serve until their successors have been elected and qualify.

         The following information about the Corporation's directors is based, in part, upon information supplied by such persons.

         John A. Warehime has served as Chairman of the Board and Chief Executive Officer of the Corporation since 1989 and as a Director of the Corporation since 1985. Mr. Warehime has 50 years of experience in the food processing industry.

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

         T. Edward Lippy has been the Vice President of Lippy Brothers, Inc., a family farming company located in Hampstead, Maryland, since 1994. Mr. Lippy has served as: Vice Chairman and Director of Farmers & Merchants Bank, a public company located in Fowblesburg, Maryland, since 1989. Additionally, Mr. Lippy, served as the Chairman of Baltimore Farm Credit Bank from 1990 through 1992 and as Chairman of the Farm Credit Council, Washington, D.C. from 1993 through 1997.

         Arthur S. Schaier has been a shareholder; President & CEO - Schaier Nissan, Schaier Honda, and Schaier Enterprieses, Inc., a retail car dealership headquartered at Long Beach, California since 2003. Prior to 2003, he was Corporate General Manager of Earnhardt's Dodge Motor Companies located in Gilbert, Arizona, since 1981.

         James G. Sturgill, CPA, CVA, has been the Managing Partner at Sturgill & Associates, LLP, a public accounting firm headquartered in Westminster, Maryland, since 1993. Prior to 1993, he was employed at Sturgill, Rager & Lehman, a firm located in Westminster, Maryland from 1980 to 1993.

         James A. Washburn has been the Chairman and Chief Executive Officer of Park 100 Foods, Inc., a food manufacturing company, located in Tipton, Indiana, since 1991. Mr. Washburn also is Chief Executive Officer of Hamilton Medaris Corporation and H.M.C. Transportation located in Fishers, Indiana.

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






         EXECUTIVE OFFICERS OF THE CORPORATION WHO ARE NOT ALSO DIRECTORS

                                            Principal Occupation During
Name and Age (1)                            Past Five (5) Years and Term in Office
------------------                          --------------------------------------
GARY T. KNISELY, ESQUIRE                    Executive Vice President-1995-Present;
Chief Financial Officer, Counsel            Vice President-Administration-1989-1995;
Executive Vice President and Secretary      Counsel-1987-Present; Secretary-1987-
Age: 54                                     Present.  Mr. Knisely also acts as Chief
                                            Financial Officer of the Corporation
                                            (January 1996-Present).

PIETRO D. GIRAFFA, JR.                      Vice President-Controller-1996-Present;
Vice President-Controller                   Controller-1984-1996.  Mr. Giraffa also acts as
Chief Accounting Officer                    Chief Accounting Officer of the Corporation
Age: 57                                     (January 1996-Present).

ALAN T. YOUNG                               Senior Vice President-Purchasing & Transportation
Senior Vice President-Purchasing            July 28, 2000-Present;
and Transportation                          Vice President-Transportation-1996-2000;
Age: 60                                     Vice President-Operations-1991-1996;
                                            Director of Corporate Logistics-1990-1991;
                                            Manager of Corporate Systems-1986-1990.


DANIEL E. SCHUCHART                         Vice President of  Sales-October 19, 2000-Present;
Vice President of Sales                     Vice President of Industrial Sales-June 1, 1995-
Age: 49                                     October 18, 2000.

STEVEN E. ROBERTSON                         Treasurer - January 2003 - Present
Treasurer                                   Treasury Manager- 1991 - January 2003
Age: 47

(1) Age as of August 11, 2003.

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

         Based solely on its review of copies of such forms received by it, the Corporation believes that during the Corporation's fiscal year ended June 1, 2003, all filing requirements applicable to its directors and officers were complied with in a timely fashion.

BOARD OF DIRECTORS, COMMITTEES AND ATTENDANCE AT MEETINGS

         The Board of Directors held four meetings during fiscal 2003. Each director attended 75% or more of the meetings of the Board and committees of which they were members during fiscal 2003.

         The Board of Directors has a Compensation Committee to make recommendations to the Board of Directors concerning compensation for the Corporation's executive officers and take such other actions as may be required in connection with the Corporation's compensation and incentive plans. During fiscal 2003, the Compensation Committee held one meeting. Members of the Compensation Committee include Directors Rohrbach and Schaier. The report of the Compensation Committee is contained elsewhere herein.

         The Board of Directors also has an Audit Committee which is responsible for among other things, reviewing the Corporation's audited financial statements, reviewing the accounting and auditing principles and procedures, approving all audit and permissible non-audit services performed by the independent accountants, appointing and compensating the Corporation's independent accountants, reviewing with the accountants the results of the audit engagement and considering the independence of the accountants. Members of the Audit Committee include Directors Noel, Rohrbach, and Schaier. The Board of Directors believes that all Audit Committee members are independent as required by the Listing Standards of the New York Stock Exchange. The Audit Committee met three times during fiscal 2003. On July 27, 2001, the Board of Directors adopted an Audit Committee Charter.

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

DIRECTOR COMPENSATION

         During fiscal year 2003, each director of the Corporation was paid an annual retainer of $12,000 payable in equal monthly installments of $1,000. Board Members also receive a fee of $1,500 for each quarterly Board meeting attended in person and $750 for each quarterly Board meeting which the director participated in by telephone. Directors are paid $1,000 for each special Board meeting attended in person and $500 for each special Board meeting which the director participated in by telephone. In addition, an annual fee of $1,000 per year was paid for service as a committee chairman. Committee members also received a fee of $1,000 for each committee meeting attended in person and $500 for each committee meeting which the director participated in by telephone.

         In addition, prior to fiscal year 2002, James Sturgill, a director of the Corporation, provided consulting services on an hourly fee basis.

AUDIT COMMITTEE REPORT

         On July 25, 2003, the Audit Committee met with management to review and discuss the audited financial statements. The Audit Committee also conducted discussions with its independent auditors, KPMG LLP, regarding the matters required by the Statement on Auditing Standards No. 61. As required by Independence Standards Board Standard No. 1, "Independence Discussions with Audit Committees," the Audit Committee has discussed with and received the required written disclosures and a confirming letter from KPMG LLP regarding its independence and has discussed with KPMG LLP its independence. Based upon the review and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Corporation's Annual Report on Form 10-K for the year ended June 1, 2003.

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


                           SUMMARY COMPENSATION TABLE

                                                                 Annual Compensation

                                                                                         Other Annual
          Name and Principal Position            Fiscal Year     Salary       Bonus      Compensation
----------------------------------------------------------------------------------------------------------
John A. Warehime............................         2003         $737,095    $432,045          $6,695(1)
Chairman, President and Chief Executive Officer      2002          701,995     455,505           6,623(1)
                                                     2001          668,544     475,472           4,095(1)
Gary T. Knisely.............................         2003         $243,101    $243,101             $-0-
Chief Financial Officer, Counsel, Executive          2002          231,525     231,525              -0-
Vice President and Secretary                         2001          220,500         -0-              -0-
Alan T. Young...............................         2003         $150,819    $158,507             $-0-
Senior Vice President - Purchasing and               2002          146,426     153,217              -0-
Transportation                                       2001          142,161       8,116              -0-
Pietro D. Giraffa, Jr.......................         2003         $137,683    $137,683             $-0-
Vice President - Controller and Chief                2002          131,127     131,127              -0-
Accounting Officer                                   2001          127,308         -0-              -0-
Daniel E. Schuchart.........................         2003         $124,373    $124,373             $-0-
Vice President - Sales                               2002          118,450      94,405              -0-
                                                     2001          115,000      27,880              -0-


                                                        Long Term Compensation Awards

                                                       Securities
                                                   Underlying Options        All Other
          Name and Principal Position                   SARS (5)            Compensation
----------------------------------------------------------------------------------------
John A. Warehime............................               -0-           $1,025,509(2)(4)
Chairman, President and Chief Executive Officer            -0-              934,500
                                                           -0-              756,781
Gary T. Knisely.............................             2,000(6)          $181,425(3)(4)
Chief Financial Officer, Counsel, Executive                -0-               89,000
Vice President and Secretary                               -0-              116,500
Alan T. Young...............................             1,500(6)           $10,000(4)
Senior Vice President - Purchasing and                     -0-                7,638
Transportation                                             -0-                8,500
Pietro D. Giraffa, Jr.......................             1,000(6)           $10,000(4)
Vice President - Controller and Chief                      -0-                6,477
Accounting Officer                                         -0-                7,895
Daniel E. Schuchart.........................             1,000(6)           $10,000(4)
Vice President - Sales                                     -0-                7,245
                                                           -0-                8,160

---------------
(1) Includes perquisites paid pursuant to the June 12, 1995 Employment Agreement, as amended, including the value of a company car and country club dues totaling $6,695.

(2) Includes the Corporation's payment for premiums of $153,000 for two split-dollar life insurance policies on the life of Patricia M. Warehime,the wife of Mr. Warehime, and the accrual of $862,509 to reflect supplemental pension benefits to be paid pursuant to Mr. Warehime's Employment Agreement dated June 12, 1995, as amended.

(3) Includes the Corporation's accrual of $171,425 to reflect supplemental pension benefits to be paid pursuant to Mr. Knisely's Employment Agreement, dated January 23, 1997.

(4) Includes the Corporation's matching contributions pursuant to the 401 (k) Plan made to the accounts of Messrs. Warehime, Knisely, Young, Giraffa and Schuchart in the amount of $10,000.

(5) On June 20, 2002, the Corporation granted stock options to purchase a total of 13,500 shares of the Corporation's Class B common stock to the executive officers and key employees, other than John Warehime. No options were granted to John Warehime.

(6) Such options have a exercise price of $110.00 per share and vest at a rate of 12.5% of the initial award per year beginning June 20, 2004.

         On June 20, 2002, the Corporation granted stock opions to purchase 5,500 shares of the Corporation's Class B common stock to the Named Officers other than John Warehime. No options were granted to John Warehime.

2002 STOCK OPTION PLAN

         On June 20, 2002, the Corporation's Board of Directors adopted the Hanover Foods Corporation 2002 Stock Option Plan (the "Stock Option Plan"). 34,600 shares of the Corporation's Class B common stock, par value $25.00 per share, are authorized for issuance under the Stock Option Plan, and options to purchase 13,500 shares were granted during fiscal 2003. All officers and key employees of the Corporation and of any present or future parent or subsidiary of the Corporation are eligible to receive options under the Stock Option Plan, excluding John A. Warehime. No individual may receive options under the Stock Option Plan for more than 15% of the total number of shares of the Corporation's Class B common stock authorized for issuance under the Stock Option Plan.

         The Stock Option Plan will be administered by the Corporation's Board of Directors or by an option committee appointed by the Corporation's Board of Directors. The option committee will consist of a minimum of two and a maximum of five members of the Board of Directors, each of whom will be a "non-employee director" within the meaning of Rule 16b-3(b)(3) under the Exchange Act.

         Options issued pursuant to the Stock Option Plan will be non-qualified stock options. (An "incentive stock option" is an option that satisfies all of the requirements of Section 422(b) of the Internal Revenue Code of 1986, as amended, and the regulations thereunder, and) a "non-qualified stock option" is an option that either does not satisfy all of those requirements or the terms of the option provide that it will not be treated as an incentive stock option. The option price for options issued under the Stock Option Plan will be equal at least to the fair market value of the Corporation's Class B common stock on the date of the grant of the option. Options will not be granted pursuant to the Stock Option Plan after the expiration of ten years from June 20, 2002. The number of shares available for award under the Stock Option Plan is subject to adjustment in the event of any change in the outstanding shares of the Class B common stock as a result of, among other circumstances, a stock dividend, stock split, recapitalization, merger, transfer of assets, or reorganization.

                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

                                INDIVIDUAL GRANTS

                                       Number of
                                       Securities    % of Total
                                       Underlying    Options/SARs    Exercise                    Black Scholes
                                      Options/SARs    Granted to     or Base                      Grant Date
                                        Granted      Employees in     Price       Expiration        Present
          Name                           (#)(1)      Fiscal Year     ($/sh)          Date        Value ($) (2)
-------------------------------------------------------------------------------------------------------------
 John A. Warehime                         -0-            -0-          -0-           N/A             N/A
  Chairman & CEO
  Gary T. Knisely                        2,000           -0-        $110.00        6/20/12        $52,460
  Chief Financial Officer
  Alan T. Young                          1,500           -0-        $110.00        6/20/12        $39,345
  Senior V.P. Procurement/Traffic
  Pietro D. Giraffa, Jr.                 1,000           -0-        $110.00        6/20/12        $26,230
  Chief Accounting Officer
  Daniel E. Schuchart                    1,000           -0-        $110.00        6/20/12        $26,230
  V.P. of Sales

-------------------------
(1) Such options have a term of 10 years and vest over 8 years.

(2) The Corporation utilized the Black-Scholes option pricing model. The Corporation's use of this model should not be construed as an endorsement of its accuracy for valuing options. All stock option valuation models, including the Black-Scholes model, require a prediction about the future movement of the stock price. The real value of the options in this table depends upon the actual performance of the Corporation's stock during the applicable period. The following Black-Scholes assumptions were utilized:

       Risk-free interest rate                       3.5%
       Dividend yield                                  1%
       Expected life                                    9
       Market price at grant                         $114
       Expected volatility                            8.6

              AGGREGATED OPTIONS/SAR EXERCISED IN LAST FISCAL YEAR

                      AND FISCAL YEAR END OPTION/SAR VALUES

                                                                               Number of Securities     Value of Unexercised
                                                                              Underlying Unexercised         In-the-Money
                                                                              Options/SARs at Fiscal      Options / SARs at
                                                                                    Year End               Fiscal Year End
                                      Shares Acquired                             Exercisable/               Exercisable/
               Name                     On Exercise      Value Realized($)        Unexercisable            Unexercisable (1)
-------------------------------       ---------------    -----------------    -----------------------   ---------------------
John A. Warehime                             -                   -                     0/0                        0/0
Chairman & CEO

Gary T. Knisely                              -                   -                    0/1200                    0/$8,000
Chief Financial Officer

Alan T. Young                                -                   -                    0/1500                    0/$6,000
Senior VP - Procurement/Traffic

Pietro D. Giraffa, Jr.                       -                   -                    0/1000                    0/$4,000
Chief Accounting Officer

Daniel E. Schuchart                          -                   -                    0/1000                    0/$4,000
VP of Sales

-------------------
(1) Represents the aggregate market value (market price of the Common Stock less the exercise price) of the options granted based upon the closing sales price per share of $114.00 on June 1, 2003.

(2) The exercise price of options is $110.00 per share.

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

         Corporation securities owned by the ESOP are voted by the ESOP trustee, Cyril T. Noel. Participants with Corporation securities allocated to their accounts are permitted to instruct the ESOP trustee as to the manner in which such shares are voted. All voting instructions are made on a confidential basis. The instruction so received are tabulated on a "one share one vote" basis. All shares held by the ESOP for which instruction is not received, including unallocated shares and shares allocated to the account of a participant who declines to instruct the trustee as to the manner in which such shares should be voted, are voted proportionately in accordance with the tabulation of the voting instructions received by the trustee. The trustee is not required to obtain instruction from ESOP participants for voting on procedural or ministerial matters such as shareholder meeting procedure.

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

         The Amended Employment Agreement provides for annual increases (but not decreases) in the employee's annual salary equal to the greater of 5% of the prior year's salary or the annual percentage increase in the Consumer Price Index (CPI). Mr. Warehime's annual base salary for fiscal 2003 and 2002 was $737,095 and $701,995, respectively. Unless terminated by either party, the Amended Employment Agreement automatically renews annually on each anniversary date so that five years always remain on the term of the agreement. In the event the employee is terminated without cause, or in the event the employee terminates his employment after a reduction (without his written consent) of his duties or authority, compensation, or similar events, the Amended Employment Agreement provides for the payment of the salary and bonus (including all other benefits) over the remaining term of the agreement. In the event of termination due to death or disability, the Amended Employment Agreement provides for the same payment to the employee (or in the event of the death of the employee, his spouse, or descendants) for one year and thereafter the payment of supplemental pension benefits as described below. In addition, the Amended Employment Agreement provides for the reimbursement by the Corporation of the employee's legal and accounting fees up to $75,000 per year and reasonable business expenses incurred by the employee in connection with the business of the Corporation. The Amended Employment Agreement also provides the employee with various other benefits including the use of an automobile, disability and life insurance, and a club membership.

         The annual bonus payable to the employee under the Amended Employment Agreement is equal to $100,000 plus 10% of the Corporation's pretax earnings over $5.0 million provided that no annual bonus is payable if pretax earnings of the Corporation are less than $5.0 million. The Amended Employment Agreement limits salary and the annual bonus payment described above to an aggregate of not more than $1.0 million annually. Annual bonuses can be paid in cash or Class A Common (non-voting) Stock at the option of the employee. For the years ended June 1, 2003, June 2, 2002, and June 3, 2001, the bonus accrued under this agreement was $262,905, $298,000, and $331,000, respectively.

         The Amended Employment Agreement also provides for the annual payment of a long-term performance bonus based upon the Corporation's performance over the prior five-year period as measured by its average sales growth and average increase in operating profits as compared to an industry peer group over the same period. The bonus payable is calculated based upon a formula matrix set forth in the Amended Employment Agreement, with such formula being recommended by an independent management consulting firm retained by the Corporation and approved by the Compensation Committee of the Board of Directors. For the years ended June 1, 2003, June 2, 2002, and June 3, 2001, the long-term performance bonus accrued under this agreement was $169,140, $157,000, and $144,000, respectively.

         The Amended Employment Agreement provides for annual supplemental pension benefits, commencing upon the earlier of (a) five years after termination of the employee (or one year following his death or disability) or
(b) the date of retirement, payable during the life of the employee and upon his death for the life of his spouse. Such annual supplemental pension benefits are equal to 60% of average total compensation (including bonuses) over the latest three-year period prior to retirement, assuming retirement at age 65 or later. Supplemental pension benefits are reduced based upon an established formula to the extent the employee retires prior to age 65. The net present value of the cost of providing this future benefit is recognized by the Corporation over the remaining expected years of service. The expense recognized under this agreement was approximately $863,000, $773,000 and $628,000 for the years ended June 1, 2003, June 2, 2002, and June 3, 2001, respectively. The projected benefit obligation was approximately $4,447,000 and $3,584,000 at June 1, 2003 and June 2, 2002, respectively.

         The Amended Employment Agreement was revised effective as of August 1, 1997 to make certain clarifying changes and to require that bonus payments to Mr. Warehime in any taxable year in excess of $1.0 million would be subject to shareholder approval, which shareholder approval was given on August 14, 1997.

         On January 23, 1997, the Corporation entered into a five-year employment agreement with Gary T. Knisely, Executive Vice President, Secretary, and Counsel of the Corporation, at an annual salary of $175,000 with such compensation payable retroactively from June 1, 1996 (the "Knisely Agreement"). Unless terminated by either party, the Knisely Agreement automatically renews annually on each anniversary date so that five years always remain on the term of the agreement. The Knisely Agreement provides for annual salary increases (but not decreases) equal to the greater of 5% of the prior year's salary or the annual percentage increase in the CPI, as well as incentive bonuses and various other benefits. As of June 1, 2003, the aggregate liability of the Corporation under this agreement for the next five years is estimated to be $1,410,452, excluding annual performance bonuses. In the event the employee is terminated without cause, or in the event the employee terminates his employment after a reduction (without his written consent) of his duties or authority, compensation, or similar events, the Knisely Agreement provides for the payment of the salary and bonus (including all other benefits) over the remaining term of the agreement. In the event of termination due to death or disability, the Knisely Agreement provides for the payment of salary and bonus (including all other benefits) to the employee (or his spouse or other descendants in the event of the employee's death) for the later of one year from the date of such termination or the death of the employee.

         The Knisely Agreement also provides for annual supplemental pension benefits equal to 60% of the employee's average annual compensation (including bonuses but excluding other benefits) over the three most recent fiscal years prior to the employee's termination if the employee is no longer employed by the Corporation and the employee has attained the age of 55. Such annual supplemental pension benefits are payable for the remainder of the lifetime of the employee. The net present value of the cost of providing this future pension benefit is recognized by the Corporation over Mr. Knisely's expected remaining years of service. The expense recognized for supplemental pension benefits under this agreement was approximately $171,000, $81,000, and $108,000, for the years ended June 1, 2003, June 2, 2002, and June 3, 2001, respectively. The projected benefit obligation was approximately $593,000 and $422,000 and at June 1, 2003 and June 2, 2002, respectively.

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

         All payments made pursuant to any of these agreements are subject to the further conditions that: (i) the officer maintain the confidentiality of the Corporation's trade secrets, customer lists and other proprietary information of the Corporation; (ii) for a period of two years following the termination of the officer, neither the officer or his employer or business associate shall enter into or attempt to enter into any business relationship, solicit for employment or employ any person, employed by the Corporation or its affiliates at any time within six months prior to the officer's termination; and (iii) for a period of two years following the termination, the officer shall not directly or indirectly own, manage, operate, join or participate in any capacity, any entity which is primarily engaged in a business which competes with any significant business of the Corporation or its affiliates. If the executives were terminated on June 1, 2003, under circumstances entitling them to severance payments pursuant to these agreements, the aggregate amount due to each under the agreement would have been as follows: Mr. Young $387,810, Mr. Giraffa $331,472, Mr. Boeckel $240,626, Mr. Schuchart $313,326, Mr. Gaugler $217,648, Mr. Mechler $216,892, Ms. Carter $175,740, Mr. Jeffrey A. Warehime $240,500 and Mr. J. Andrew Warehime $123,678.

         The Corporation is also committed to another employee, Patricia H. Townsend, under a previous employment contract, which provides for minimum salary levels, annual adjustments, as well as incentive bonuses and for a term, which ends in March 2004. Provisions contained in the agreement provide for continuation of the remuneration for the remainder of the term of the agreement in the event of termination, incapacity, death, or disability. The estimated commitment for future salaries through the duration of the agreement as of June 1, 2003 was approximately $64,699.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

         Hanover Foods has designed its executive compensation program to attract, motivate and retain talented executives. Toward this end, the executive compensation program provides:

         o A base salary program and benefits to attract and retain talented executives who demonstrate the qualities required in Hanover Food's business operations and who meet the Corporation's established goals and standards.

         o Annual incentive bonus payments that are highly variable based on the achievement of the Corporation's pre-tax earnings goals and pre-established individual goals. These incentive bonuses reward individuals whose performance contributes to achieving strategic and financial corporate objectives, which increase shareholder value. Additionally, the long-term component of the Chief Executive Officer's bonus is determined pursuant to a formula based on the Corporation's performance over the prior five years as compared to an industry peer group over the same period.

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

         Base Salary. The Corporation has entered into employment agreements with Messrs. Warehime and Knisely pursuant to which they were entitled to receive annual base salaries of $737,095 and $243,101 during fiscal 2003, respectively. Pursuant to the terms of the employment agreements, such salaries are adjusted each year in accordance with the Consumer Price Index. The Board of Directors believe that the compensation levels established in the employment agreements were consistent with competitive practices for executives at this level based upon an evaluation performed on these employment agreements by an independent management consulting firm.

         The Corporation also entered into change in control severance agreement with certain officers of the Corporation which are described under "Employment Agreements and Change in Control Severance Agreements." These agreements do not establish a base salary for these officers

         Annual Incentive Compensation. Under his employment agreement, Mr. Warehime is entitled to receive an annual bonus if the Corporation's pre-tax earnings are $5.0 million or more. Such bonus is equal to $100,000 plus 10% of all pre-tax earnings over $5.0 million. Such bonus, along with base salary, are limited to a maximum of $1.0 million per year. Mr. Warehime is also entitled to a long-term annual bonus based upon the Corporation's performance over the past five years as measured by its average sales growth percentage ("Sales Performance Index") and average percentage of operating profits to sales ("Profitability Index") as compared to the performance of companies in an industry peer group. The bonus amount is determined by a formula contained in Mr. Warehime's employment agreement as calculated by an independent management consulting firm retained by the Corporation.

         Annual cash bonuses of up to 100% of an officer's base salary are paid to the Corporation's officers, other than the Chief Executive Officer, based upon the Corporation's pre-tax earnings. In certain cases, bonuses are based on certain individual performance goals. In addition, Alan T. Young, Senior Vice President of Purchasing and Transportation received a bonus on incremental industrial sales.

         Stock Options. On June 20, 2002, the Board of Directors approved a Stock Option Plan as a means of compensating its executive officers and key employees. Options were awarded to certain executive officers, excluding John Warehime.

         Compensation of Chief Executive Officer. Pursuant to his employment agreement, Mr. Warehime's annual base salary for fiscal 2003 was $737,095, which represents an increase of $35,100 from fiscal 2002. Mr. Warehime also was paid a bonus (which represents both short and long term components of Mr. Warehime's bonus) pursuant to his employment agreement as a result of the achievement of certain levels of pre-tax income by the Corporation and increases in the Corporation's sales performance index and profitability index as compared to its peers.

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

                      Members of the Compensation Committee

       Clayton J. Rohrbach, Jr.                     Arthur S. Schaier

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth as of August 11, 2003 certain information with respect to the beneficial ownership of the capital stock by:
(i) each person who is known by the Corporation to be the beneficial owner of more than five percent of any class of the Corporation's capital stock; (ii) each of the Corporation's directors; (iii) each of the executive officers; and
(iv) the Corporation's directors and Named Officers as a group. Except as otherwise indicated, the beneficial owners of the capital stock listed below have sole investment and voting power with respect to such shares. The address of the directors and Named Officers is that of the Corporation.

         As of August 11, 2003, the following number of shares of each class of capital stock were outstanding:

--------------------------------------------------------------------------------
            Class of Capital Stock                            Number of Shares
--------------------------------------------------------------------------------
Class A Common Stock                                               288,062
--------------------------------------------------------------------------------
Class B Common Stock                                               582,198
--------------------------------------------------------------------------------
Preferred Stock, Series A                                            6,228
--------------------------------------------------------------------------------
Preferred Stock, Series B                                            8,336
--------------------------------------------------------------------------------
Preferred Stock, Series C                                           10,000
--------------------------------------------------------------------------------

                                                                                         Shares
                                                                                 Beneficially Owned (1)
                                                                       ------------------------------------------
                                                                       Title of Class    Amount      % of Class
                                                                       ------------------------------------------
NAME OF 5% BENEFICIAL OWNER
Common Stock
------------
Alan A. Warehime Intervivos Trust A(2)................................ Common A             --             --
Farmers Bank                                                           Common B         39,828            6.8
c/o Allfirst Bank
13 Baltimore Street
Hanover, PA 17331
Alan A. Warehime Intervivos Trust B(3)................................ Common A             --             --
Farmers Bank                                                           Common B         76,165           13.1
c/o Allfirst Bank
13 Baltimore Street
Hanover, PA 17331
Heartland Advisors, Inc.(4)........................................... Common A         49,500           17.2
c/o William J. Nasgovitz                                               Common B             --             --
790 North Milwaukee Street
Milwaukee, WI 53202
ARWCO Corporation (18)................................................ Common A          2,568              *
P.O. Box 917                                                           Common B             --
Hanover, PA 17331
Warehime Enterprises, Inc. (18)....................................... Common A         19,109            6.6
251 Frederick Street                                                   Common B         15,994            2.7
Hanover, PA  17331
Elizabeth W. Stick (18)............................................... Common A         14,972            5.2
35 Peyton Road                                                         Common B         44,244            7.6
York, PA 17403
J. William Warehime(18)............................................... Common A          2,734              *
257 Frederick Street                                                   Common B         78,008           13.4
Hanover, PA 17331
Sally W. Yelland(18).................................................. Common A             --             --
2015 Youngs Road                                                       Common B         39,288            6.7
Hanover, PA  17331
Hanover Foods Corporation(5).......................................... Common A             --             --
Employee Stock Trust                                                   Common B        155,949           26.8
1486 York Street
Hanover, PA  17331
Series C Preferred Stock
------------------------
Hanover Foods Corporation 401(k) Savings Plan Trust (6)............... Common A             --             --
1486 York Street                                                       Common B             --             --
Hanover, PA 17331                                                      Preferred C      10,000          100.0

---------------------------
* Less than one percent

                                                                                         Shares
                                                                                 Beneficially Owned (1)
                                                                       ------------------------------------------
                                                                       Title of Class    Amount      % of Class
                                                                       ------------------------------------------
DIRECTORS AND NAMED OFFICERS
John A. Warehime (9).................................................. Common A          3,562           1.2
                                                                       Common B         45,229           7.7
                                                                       Preferred C         190           1.8
Clayton J. Rohrbach, Jr. (7).......................................... Common A             88             *
                                                                       Common B             --            --
Cyril T. Noel (5) (7) (8) (10)........................................ Common A            301             *
                                                                       Common B        138,191          23.7
                                                                       Preferred A         432           6.9
                                                                       Preferred B         360           4.3
T. Edward Lippy (11).................................................. Common A            385             *
                                                                       Common B             --            --
Arthur S. Schaier(7).................................................. Common A          3,500           1.2
                                                                       Common B             --            --

James G. Sturgill, CPA, CVA (12)...................................... Common A            100             *
                                                                       Common B             --            --
James A. Washburn..................................................... Common A             --            --
                                                                       Common B             --            --
Jennifer W. Carter (13)............................................... Common A            207             *
                                                                       Common B          3,575             *
                                                                       Preferred C          89             *
T. Michael Haugh...................................................... Common A             --            --
                                                                       Common B             --            --
Gary T. Knisely, Esq. (8) (14)........................................ Common A          1,688             *
                                                                       Common B          2,103             *
                                                                       Preferred B          24             *
                                                                       Preferred C         190           1.8
Pietro D. Giraffa, Jr. (15)........................................... Common A             --            --
                                                                       Common B          1,092             *
                                                                       Preferred C         188           1.8
Alan T. Young(16)..................................................... Common A             --            --
                                                                       Common B          1,598             *
                                                                       Preferred C         190           1.8
Daniel E. Schuchart(17)............................................... Common A             88             *
                                                                       Common B          1,096             *
                                                                       Preferred C         161           1.5
All directors and officers as a group (14 persons).................... Common A         10,247           3.6
                                                                       Common B        193,156          33.2
                                                                       Preferred A         432           6.9
                                                                       Preferred B         384           4.6
                                                                       Preferred C       1,082          10.8

----------------------------
* Less than one percent.

(1) The securities "beneficially owned" by a person are determined in accordance with the definition of "beneficial ownership" set forth in the regulations of the Securities and Exchange Commission and, accordingly, include securities owned by or for the spouse, children or certain other relatives of such person as well as other securities as to which the person has or shares voting or investment power or has the right to acquire within 60 days after August 11, 2003. The same shares may be beneficially owned by more than one person. Beneficial ownership may be disclaimed as to certain of the securities.

(2) Includes shares held by the Alan A. Warehime Intervivos Trust A. Voting and dispositive power with respect to such shares is shared by five trustees, each of whom has one vote. A majority vote of such individuals is required to vote or dispose of such shares. Trustees of such trust include John A. Warehime, Chairman, President and Chief Executive Officer of the Corporation, Cyril T. Noel, a director of the Corporation, Sally Yelland, Michael Warehime and the Allfirst Bank.

(3) Includes shares held by the Alan A. Warehime Intervivos Trust B. Voting and dispositive power with respect to such shares is shared by five trustees, each of whom has one vote. A majority vote of such individuals is required to vote or dispose of such shares. Trustees of such trust include John A. Warehime, Chairman, President and Chief Executive Officer of the Corporation, Cyril T. Noel, a director of the Corporation, Sally Yelland, Michael Warehime and the Allfirst Bank.

 (4) As reported by Heartland Advisors, Inc. ("Heartland") and William J. Nasgovitz, the President and a principal shareholder of Heartland, in Amendment Five to Schedule 13G dated December 31, 2000. Each of Heartland and Mr. Nasgovitz reported sole voting and no dispositive power with respect to the shares held. Such shares are held in investment advisory accounts of Heartland. The interests of one such account, Heartland Value Fund, relates to more than 5% of the class.

 (5) Represents shares held by the Employee Stock Trust and the Employee Stock Ownership Plan may be deemed to beneficially own the shares held by such trust. Includes 9,064 shares owned by the Employee Stock Ownership Plan and 13,500 shares contributed to the Employee Stock Trust for the purpose of funding the Corporation's obligations under the Employee Stock Option Plan. Shares held by the Employee Stock Trust are voted by the employee beneficiaries of the Employee Stock Ownership Plan and option grantees and the Stock Option Plan, on a confidential basis, except for procedural matters where the shares are voted by the trustee of such trust, Director Noel.

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

 (8) Shares of Series A or B Preferred Stock are convertible into Class A Common Stock on an equitable basis. The current conversion ratio is 5.07 shares of Series A or B Preferred Stock to one share of Class A Common Stock. Such conversion ratio is subject to change based upon current book value of the Class A Common Stock.

 (9) Includes 3,562 shares of Class A Common Stock owned jointly with spouse, 328 shares of Class A by Mr. Warehime's spouse and 8,558 shares of Class B Common Stock, and 183 shares of Series C Preferred Stock owned by Mr. Warehime through the 401(k) Plan.

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

(11) Includes 385 shares of Class A Common Stock owned jointly with spouse.

(12) Includes 100 shares of Class A Common Stock owned jointly with spouse.

(13) Includes 39 shares of Class B Common Stock owned by Ms. Carter through the Employee Stock Ownership Plan, 31 shares of Class B Common Stock owned by Mr. Carter's husband through the Employee Stock Ownership Plan, 84 shares of Series C Preferred Stock owned by Ms. Carter through 401(k) Plan, 5 shares of Series C Preferred Stock owned by Ms. Carter's husband through 401(k) Plan, and 500 shares of Class B Common Stock issuable upon the exercise of options, as to which Ms. Carter has voting power. See Footnote 5 above.

(14) Includes (i) 103 shares of Class B Common Stock owned by Mr. Knisely through the Employee Stock Ownership Plan, as to which such officer may instruct the trustee how to vote such shares, (ii) 2,000 shares of Class B Common Stock issuable upon the exercise of options, as to which Mr. Knisely has voting power, (iii) 1,265 shares of Class A Common Stock, owned jointly with spouse, (iv) 227 shares of Class A Common Stock owned by Mr. Knisely's spouse, (v) 24 shares of Series B Preferred Stock, owned jointly with spouse, and (vi) 190 shares of Series C Preferred Stock owned by Mr. Knisely through the 401(k) Plan.

(15) Includes 92 shares of Class B Common Stock owned by Mr. Giraffa through the Employee Stock Ownership Plan, as to which such officer may instruct the trustee how to vote such shares, 1,000 shares of Class B common Stock issuable upon the exercise of options, as to which Mr. Giraffa has voting power, and 188 shares of Series C Preferred Stock owned by Mr. Giraffa through the 401(k) Plan.

(16) Includes 98 shares of Class B Common Stock owned by Mr. Young through the Employee Stock Ownership Plan, as to which such officer may instruct the trustee how to vote such shares, 1,500 shares of Class B common Stock issuable upon the exercise of options, as to which Mr. Young has voting power, and 190 shares of Series C Preferred Stock owned by Mr. Young through the 401(k) Plan.

(17) Includes 96 shares of Class B Common Stock owned by Mr. Schuchart through the Employee Stock Ownership Plan, as to which such officer may instruct the trustee how to vote such shares, 1,000 shares of Class B common Stock issuable upon the exercise of options, as to which Mr. Schuchart has voting power, and 161 shares of Series C Preferred Stock owned by Mr. Schuchart through the 401(k) Plan.

(18) Ms. Stick, Mr. J. William Warehime and Ms. Yelland are directors and/or officers of ARWCO Corporation or Warehime Enterprises, Inc. The shares owned by Warehime Enterprises, Inc. and ARWCO Corporation are not included in the shares beneficially owned by the individual directors and officers.

EQUITY COMPENSATION PLAN INFORMATION

The following table indicates information regarding the Corporation's equity compensation plans.

-------------------------------------------------------------------------------------------------------------
                                                                                   Number of securities
                               Number of securities                               remaining available for
                                 to be issued upon        Weighted-average     future issuance under equity
                                    exercise of          exercise price of          compensation plans
                               outstanding options,     outstanding options,       (excluding securities
        Plan Category           warrants and rights     warrants and rights      reflected in column (a))
-------------------------------------------------------------------------------------------------------------
                                        (a)                      (b)                        (c)
-------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security holders            --                       --                         --
-------------------------------------------------------------------------------------------------------------
Equity compensation plans
not approved by security
holders: (4)
  2002 Stock Option Plan             13,500(1)           $110 per share(2)               21,100(3)
  401(k) Savings Plan                    0                       0                          190
  Employee Stock Ownership
  Plan                                   0                       0                       138,191
-------------------------------------------------------------------------------------------------------------

----------------
(1)  Amounts reflect options granted during fiscal 2003.

(2) Reflects weighted average exercise price of options granted on June 20, 2002.

(3) Represents shares available for issuance under the Stock Option Plan approved by the Board of Directors following award of options on June 20, 2002.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During fiscal 2003, the Corporation and its subsidiaries, in the normal course of business, purchased and sold goods and services to related companies. These transactions are summarized below.

         During fiscal 2003, the Corporation rented equipment from Park 100 Foods, Inc. The rental payments pursuant to such lease agreements totaled $12,000 during fiscal 2003. As of June 1, 2003, the Corporation had an accounts receivable of $160,000 from Park 100 Foods, Inc. for food products sold and shipped to Park 100 Foods, Inc. During fiscal 2003, the Corporation sold approximately $1.9 million of frozen food products to Park 100 Foods, Inc., Tipton, Indiana. James A. Washburn, a director of the Corporation, owns approximately 80% of the outstanding stock of Park 100 Foods, Inc.

         During fiscal 2003, the Corporation leased a two story farm house, adjoining one story guest house and adjoining ground located on Trolley Road, R.D. #3, Hanover, Heidelberg Township, Pennsylvania, for customer housing and temporary new employee housing from John A. and Patricia M. Warehime for a total of $36,000.

         During fiscal 2003, the Corporation leased a barn for seed storage, located in Heidelberg Township, Pennsylvania for $4,000 from Warehime Enterprises, Inc. J. William Warehime, a shareholder of the Corporation, and John A. Warehime, Chairman of the Corporation, own 44.4% and 14.8% of the outstanding stock of Warehime Enterprises, Inc., respectively.

         During fiscal 2003, the Corporation purchased $1.1 million of vegetable crops from Lippy Brothers, Inc., T. Edward Lippy, a director of the Corporation owns approximately 37% of the outstanding stock of Lippy Brothers, Inc.

         During fiscal 2003, the Corporation, via its subsidiary, Alimentos Congelados Monte Bello S.A., sold its condominium real estate, located in Naples, Florida to John A. & Patricia M. Warehime for $127,500, which approximates fair market value.

         During fiscal 2003 the adult children of the Corporation's Chairman, John Warehime, were employed by the Corporation, including Jennifer Carter, Director, who is employed as Assistant to the Chairman, Jeffrey Warehime, who is employed as Director - Fresh Produce, and Andrew Warehime, who is employed as Special Sales Manager. Jennifer Carter, Jeffrey Warehime and Andrew Warehime are employed by the Corporation at annual salaries of $92,314, $97,919, $62,129, respectively. See "Part III -- Item 11. Employment Agreements and Change in Control Severance Agreements." Ms. Carter also receives director compensation customary for the Corporation's directors which totaled $18,000 during fiscal 2003. See "Part III -- Item 10. Directors and Executive Officers of the Corporation -- Director Compensation." On June 20, 2002, each of Jennifer Carter, Jeffrey Warehime, and Andrew Warehime were granted an option to purchase 500 shares of Class B common stock. Andrea Kint, the daughter of Pietro Giraffa, Vice President and Controller of the Corporation, is employed as Assistant Production Manager -- Hanover, PA Frozen Operations at an annual salary of $46,350.

STOCK PERFORMANCE GRAPH

         The following graph shows a comparison of the cumulative total return for the Corporation's Class A Common Stock, the NASDAQ Stock Market and the Hanover New Peer Group (defined below) and the Old Peer Group (defined below), assuming an investment of $100 on May 31, 1998 and the reinvestment of all dividends. The New Peer Group includes Seneca Foods Corporation, J.M. Smuckers Company, Maui Land and Pineapple Co., Del Monte Foods, Inc and J & J Snack Foods. The Old Peer Group included: Seneca Foods Corporation, J.M. Smuckers Company, Maiu Land and Pineapple Company, Del Monte Foods Inc and Odwalla. Odwalla was deleted from the Corporation's Peer Group in fiscal 2003 as it was acquired and stock price information was no longer available. The data points used for the performance graph are listed below.

         The following graph is required to be included in this Annual Report by SEC regulations; however, in reviewing these materials shareholders are advised that since the Corporation's Class A Common Stock is not actively traded, it can not be properly compared to companies whose securities are traded on an exchange or the NASDAQ Stock Market.

                          TOTAL RETURN TO STOCKHOLDERS
                      (Assumes $100 investment on 5/31/98)


----------------------------------------------------------------------------------------------------
                             5/31/1998  5/30/1999   5/28/2000     6/3/2001   6/2/2002       6/1/2003
                             -----------------------------------------------------------------------
--o--  Hanover Foods Corp.    100.00      113.58     109.00        110.74     149.04         136.54
----------------------------------------------------------------------------------------------------
--[]-- Old Peer Group         100.00       92.43      74.05         75.19      92.33          97.66
----------------------------------------------------------------------------------------------------
--^--  Nasdaq Composite       100.00      137.77     196.90        125.59      96.44          95.78
----------------------------------------------------------------------------------------------------
--x--  New Peer Group         100.00      100.28      78.85         87.77     111.31         114.69
----------------------------------------------------------------------------------------------------

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed by KPMG, LLP for professional services rendered for the audit of the Company's financial statements for the fiscal year ended June 1, 2003 and June 2, 2002 and the reviews of the financial statements included in the Company's Form 10-Qs for fiscal years 2003 and 2002 totaled $140,000 and 96,300, respectively.

Audit-Related Fees. The aggregate fees billed by KPMG, LLP for assurance and related services that are reasonably related to the performance of the audit or review of the registrant's financial statements for the fiscal years ended June 1, 2003 and June 2, 2002, respectively, were $15,000 and $28,000.

Tax Fees. The aggregate fees billed by KPMG, LLP for tax compliance, tax advice and tax planning for the fiscal years ended June 1, 2003 and June 2, 2002, respectively, were $68,000 and $61,790.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      1. Financial Statements:

         Hanover Foods Corporation and Subsidiaries

         The following financial statements of Hanover Foods Corporation and Subsidiaries are incorporated herein by reference to the Corporation's Annual Report to Shareholders for the year ended June 1, 2003.

         Independent Auditors' Report

         Consolidated Balance Sheets as of June 1, 2003 and June 2, 2002.

         Consolidated Statements of Earnings for the Years Ended June 1, 2003, June 2, 2002, and June 3, 2001.

         Consolidated Statements of Comprehensive Income for the Years Ended June 1, 2003, June 2, 2002, and June 3, 2001.

         Consolidated Statements of Cash Flows for the Years Ended June 1, 2003, June 2, 2002, and June 3, 2001.

         Consolidated Statements of Stockholders' Equity for the Years Ended June 1, 2003, June 2, 2002, and June 3, 2001.

         Notes to Consolidated Financial Statements for the Years Ended June 1, 2003, June 2, 2002, June 3, 2001.

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

 4(i)             August 3, 2001 waiver to covenants in the December 1991 Note Agreement between the Corporation and Allstate
                  Life Insurance Compensation (the "Note Agreement") is incorporated by reference to the Form 10-K filed on
                  August 31, 2001, wherein such Exhibits are designated 4(i).

 4(j)             Note Purchase Agreement dated as of September 1, 2001, between the Corporation and a group of lenders led by John Hancock Life Insurance Company with regard to the Corporation's $25,000,000, 7.01% Senior Notes Due
                  September 15, 2011 wherein such Exhibit is designated 4(j).

 9(a)             April 5, 1988 Voting Trust Agreement is incorporated herein by reference to the Form 10-K filed July 28,
                  1989, wherein such Exhibit is designated as 9(a).

 9(b)             December 1, 1988 Voting Trust Agreement is incorporated herein by reference to the Form 10-K filed July 28,
                  1989, wherein such Exhibit is designated as 9(b).

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

10(a)             April 28, 1988 Sublease Agreement between Warehime Enterprises, Inc. and Hanover Brands, Inc., is
                  incorporated herein by reference to the Form 10-K filed July 28, 1989, wherein such Exhibit is designated as 10(a).

10(b)             April 28, 1988 Agreement of Sale between Warehime Enterprises, Inc. and Hanover Brands, Inc., is
                  incorporated herein by reference to the Form 10-K filed July 28, 1989, wherein such Exhibit is designated as 10(b).

10(c)             March 3, 1989 Agreement of Sale between Warehime Enterprises, Inc. and Hanover Brands, Inc., is
                  incorporated herein by reference to the Form 10-K filed July 28, 1989, wherein such Exhibit is designated as 10(c).

10(d)             November 14, 1986 Employment Agreement between Hanover Brands, Inc. and Patricia H. Townsend is incorporated herein by reference to the Form 10-K filed July 28, 1989, wherein such Exhibit is designated as 10(d).

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

10(g)             June 12, 1995 Employment Agreement between Hanover Foods Corporation and John A. Warehime is incorporated herein by reference to the Form 10-K filed July 3, 1995, wherein such Exhibit is designated as 10(g).*

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

10(k)             January 23, 1997 Employment Agreement between Hanover Foods Corporation and Gary T. Knisely is incorporated herein by reference to the Form 10-K filed August 27, 1997, wherein such Exhibit is designated 10(k).*

10(l)             February 13, 1997 Amendment No. 1 to June 12, 1995 Employment Agreement between Hanover Foods Corporation and John A. Warehime is incorporated herein by reference to the Form 10-K filed August 27, 1997, wherein such Exhibit is designated 10(l).*

10(m)             August 1, 1997 Amendment No. 2 to June 12, 1995 Employment Agreement between Hanover Foods Corporation and
                  John A. Warehime is incorporated herein by reference to the Form 10-K filed August 27, 1997, wherein such
                  Exhibit is designated 10(m).*

10(n)             May 21, 1997 Senior Executive Agreement between Hanover Foods Corporation and Clement A. Calabrese is
                  incorporated herein by reference to the Form 10-K filed August 27, 1997, wherein such Exhibit is designated
                  10(n).*

10(o)             May 21, 1997 Senior Executive Agreement between Hanover Foods Corporation and Alan T. Young is incorporated herein by reference to the Form 10-K filed on August 27, 1997, wherein such Exhibit is designated 10(o).*

10(p)             April 22, 1997 John R. Miller, Jr. Voting Agreement is incorporated herein by reference to the Form 10-K filed on August 27, 1997, wherein such Exhibit is designated as 10(p).*

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

10(s)             Annual Top Management Cash Bonus Program.*

10(t)             October 27, 2000 Senior Executive Agreement between Hanover Foods Corporation and Pietro D. Giraffa, Jr. is
                  incorporated by reference to the Form 10-K filed on August 31, 2001, wherein such Exhibit is designated as
                  10(t).*

10(u)             October 27, 2000 Senior Executive Agreement between Hanover Foods Corporation and Edward L. Boeckel,
                  Jr. is incorporated by reference to the Form 10-K filed on August 31, 2001, wherein such Exhibit is designated as 10(u).*

10(v)             October 27, 2000 Senior Executive Agreement between Hanover Foods Corporation and Daniel E. Schuchart is incorporated by reference to the Form 10-K filed on August 31, 2001, wherein such Exhibit is designated as 10(v).*

10(w)             October 27, 2000 Senior Executive Agreement between Hanover Foods Corporation and William S. Gaugler, Jr.
                  incorporated by reference to the Form 10-K filed on August 31, 2001, wherein such Exhibit is designated as
                  10(w).*

Number            Description
------            -----------
10(x)             October 27, 2000 Senior Executive Agreement between Hanover Foods Corporation and Timothy D. Mechler is incorporated by reference to the Form 10-K filed on August 31, 2001, wherein such Exhibit is designated as
                  10(x).*

10(y)             October 27, 2000 Senior Executive Agreement between Hanover Foods Corporation and Jennifer L. Carter is incorporated by reference to the Form 10(k) filed on August 31, 2001, wherein such Exhibit is designated as
                  10(y).

10(z)             October 27, 2000 Senior Executive Agreement between Hanover Foods Corporation and Jeffrey A. Warehime is incorporated by reference to the Form 10-K filed on August 31, 2001, wherein such Exhibit is designated as
                  10(z).*

10(aa)            October 27, 2000 Senior Executive Agreement between Hanover Foods Corporation and J. Andrew Warehime is incorporated by reference to the Form 10-K filed on August 31, 2001, wherein such Exhibit is designated as
                  10(aa).*

10(bb)            2002 Stock Option Plan and Form of Option Agreement is incorporated by reference to the Form 10-K filed on
                  September 2, 2002, wherein such Exhibit is designated as 10 (bb).

10(cc)            Revised and Restated Employee Stock Trust, effective June 20, 2002 is incorporated by reference to the Form
                  10-K filed on September 2, 2002, wherein such Exhibit is designated as 10(cc).

11                Computation of Earnings Per Share. Incorporated by reference to Note 12 of the Notes to Consolidated
                  Financial Statements.

13                2003 Annual Report to Shareholders is attached as Exhibit 13.

21                Subsidiaries of the Registrant is attached as Exhibit 21.

31.1              Certification of CEO pursuant to Section 302 Sarbanes Oxley Act of 2002 is attached as Exhibit 31.1.

31.2              Certification of CFO pursuant to Section 302 Sarbanes Oxley Act of 2002 is attached as Exhibit 31.2

32.1              Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached as Exhibit 32.1.

32.2              Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached as Exhibit 32.2.

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

DATE:   AUGUST 29, 2003

                                      HANOVER FOODS CORPORATION


                                      By: /s/ John A. Warehime
                                         -------------------------
                                           JOHN A. WAREHIME
                                           Chairman, President and
                                           Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ John A. Warehime                                    By:  /s/ Clayton J. Rohrbach, Jr.
     -------------------------------------------------            --------------------------------------------------
     John A. Warehime                                             Clayton J. Rohrbach, Jr.
     Chairman, President                                          Director
     Chief Executive Officer and Director

Date:  August 29, 2003                                       Date:  August 29, 2003

By:  /s/ Gary T. Knisely                                     By:  /s/ James G. Sturgill
     -------------------------------------------------            --------------------------------------------------
     Gary T. Knisely                                              James G. Sturgill
     Executive Vice President                                     Director
     Counsel
     Chief Financial Officer

Date:  August 29, 2003                                       Date:  August 29, 2003

By:  /s/ Pietro D. Giraffa, Jr.                              By:  /s/ James A. Washburn
     -------------------------------------------------            --------------------------------------------------
     Pietro D. Giraffa, Jr.                                       James A. Washburn
     Vice President - Controller                                  Director
     Chief Accounting Officer

Date:  August 29, 2003                                       Date:  August 29, 2003

By:  /s/ Arthur S. Schaier                                   By:  /s/ Cyril T. Noel
     -------------------------------------------------            --------------------------------------------------
     Arthur S. Schaier                                            Cyril T. Noel
     Director                                                     Director

Date:  August 29, 2003                                       Date:  August 29, 2003

By:  /s/ T. Edward Lippy                                     By:  /s/ Jennifer W. Carter
     -------------------------------------------------            --------------------------------------------------
     T. Edward Lippy                                              Jennifer W. Carter
     Director                                                     Director

Date:  August 29, 2003                                       Date:  August 29, 2003

By:  /s/ T. Michael Haugh
     -------------------------------------------------
     T. Michael Haugh
     Director

Date:  August 29, 2003

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

 4(j)             Note Purchase Agreement dated as of September 1, 2001, between the Corporation and a group of lenders led by John Hancock Life Insurance Company with regard to the Corporation's $25,000,000, 7.01% Senior Notes Due
                  September 15, 2011 is incorporated herein by reference to the Form 10-K filed September 2, 2002, wherein such Exhibit is designated as 4(j).

Number            Description
------            -----------
 9(a)             April 5, 1988 Voting Trust Agreement is incorporated herein by reference to the Form 10-K filed July 28,
                  1989, wherein such Exhibit is designated as 9(a).

 9(b)             December 1, 1988 Voting Trust Agreement is incorporated herein by reference to the Form 10-K filed July 28,
                  1989, wherein such Exhibit is designated as 9(b).

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

10(a)             April 28, 1988 Sublease Agreement between Warehime Enterprises, Inc. and Hanover Brands, Inc., is
                  incorporated herein by reference to the Form 10-K filed July 28, 1989, wherein such Exhibit is designated as 10(a).

10(b)             April 28, 1988 Agreement of Sale between Warehime Enterprises, Inc. and Hanover Brands, Inc., is
                  incorporated herein by reference to the Form 10-K filed July 28, 1989, wherein such Exhibit is designated as 10(b).

10(c)             March 3, 1989 Agreement of Sale between Warehime Enterprises, Inc. and Hanover Brands, Inc., is
                  incorporated herein by reference to the Form 10-K filed July 28, 1989, wherein such Exhibit is designated as 10(c).

10(d)             November 14, 1986 Employment Agreement between Hanover Brands, Inc. and Patricia H. Townsend is incorporated herein by reference to the Form 10-K filed July 28, 1989, wherein such Exhibit is designated as 10(d).

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

10(k)             January 23, 1997 Employment Agreement between Hanover Foods Corporation and Gary T. Knisely is incorporated herein by reference to the Form 10-K filed August 27, 1997, wherein such Exhibit is designated 10(k).*

Number            Description
------            -----------
10(l)             February 13, 1997 Amendment No. 1 to June 12, 1995 Employment Agreement between Hanover Foods Corporation and John A. Warehime is incorporated herein by reference to the Form 10-K filed August 27, 1997, wherein such Exhibit is designated 10(l).*

10(m)             August 1, 1997 Amendment No. 2 to June 12, 1995 Employment Agreement between Hanover Foods Corporation and
                  John A. Warehime is incorporated herein by reference to the Form 10-K filed August 27, 1997, wherein such
                  Exhibit is designated 10(m).*

10(n)             May 21, 1997 Senior Executive Agreement between Hanover Foods Corporation and Clement A. Calabrese is
                  incorporated herein by reference to the Form 10-K filed August 27, 1997, wherein such Exhibit is designated
                  10(n).*

10(o)             May 21, 1997 Senior Executive Agreement between Hanover Foods Corporation and Alan T. Young is incorporated herein by reference to the Form 10-K filed on August 27, 1997, wherein such Exhibit is designated 10(o).*

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

10(s)             Annual Top Management Cash Bonus Program.

10(t)             October 27, 2000 Senior Executive Agreement between Hanover Foods Corporation and Pietro D. Giraffa, Jr. is
                  incorporated by reference to the Form 10-K filed on August 31, 2001, wherein such Exhibit is designated as
                  10(t).*

10(u)             October 27, 2000 Senior Executive Agreement between Hanover Foods Corporation and Edward L. Boeckel,
                  Jr. is incorporated by reference to the Form 10-K filed on August 31, 2001, wherein such Exhibit is designated as 10(u).*

10(v)             October 27, 2000 Senior Executive Agreement between Hanover Foods Corporation and Daniel E. Schuchart is incorporated by reference to the Form 10-K filed on August 31, 2001, wherein such Exhibit is designated as 10(v).*

10(w)             October 27, 2000 Senior Executive Agreement between Hanover Foods Corporation and William S. Gaugler, Jr incorporated by reference to the Form 10-K filed on August 31, 2001, wherein such Exhibit is designated as
                  10(w).*

10(x)             October 27, 2000 Senior Executive Agreement between Hanover Foods Corporation and Timothy D. Mechler is incorporated by reference to the Form 10-K filed on August 31, 2001, wherein such Exhibit is designated as
                  10(x).*

10(y)             October 27, 2000 Senior Executive Agreement between Hanover Foods Corporation and Jennifer L. Carter is incorporated by reference to the Form 10(k) filed on August 31, 2001, wherein such Exhibit is designated as
                  10(y).

10(z)             October 27, 2000 Senior Executive Agreement between Hanover Foods Corporation and Jeffrey A. Warehime is incorporated by reference to the Form 10-K filed on August 31, 2001, wherein such Exhibit is designated as
                  10(z).*

10(aa)            October 27, 2000 Senior Executive Agreement between Hanover Foods Corporation and J. Andrew Warehime is incorporated by reference to the Form 10-K filed on August 31, 2001, wherein such Exhibit is designated as
                  10(aa).*


10(bb)            2003 Stock Option Plan and Form of Option Agreement is incorporated by reference to the Form 10-K filed on
                  September 2, 2002, wherein such Exhibit is designated at 10(bb).

Number            Description
------            -----------
10(cc)            Revised and Restated Employee Stock Trust, effective June 20, 2002 is incorporated by reference to the Form
                  10-K filed on September 2, 2003, wherein such Exhibit is designated as 10(cc).

11                Computation of Earnings Per Share. Incorporated by reference to Note 12 of the Notes to Consolidated
                  Financial Statements.

13                2002 Annual Report to Shareholders is attached as Exhibit 13.

21                Subsidiaries of the Registrant is attached as Exhibit 21.

31.1              Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 is attached at Exhibit 31.1.

31.2              Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 is attached as Exhibit 31.2.

32.1              Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached as Exhibit 32.1.

32.2              Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached as Exhibit 32.2.

99.1              Audit Committee Charter is incorporated by reference to the Form 10-K filed on August 31, 2001, wherein such Exhibit is designated as 20.

----------------------------
* Management contract or compensatory plan or arrangement.