Form 10-K/A
period 2003-06-01
HANOVER FOODS CORP /PA/
filed 2003-09-15
CIK 853733

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

                                     PART I

This Form 10-K/A is being filed to include a corrected independent auditor's report.

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

DATE:   September 9, 2003

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

Date:  September 9, 2003                                     Date:

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
     Gary T. Knisely                                              James G. Sturgill
     Executive Vice President                                     Director
     Counsel
     Chief Financial Officer

Date:  September 9, 2003                                     Date:  September 9, 2003

By:  /s/ Pietro D. Giraffa, Jr.                              By:
     -------------------------------------------------            --------------------------------------------------
     Pietro D. Giraffa, Jr.                                       James A. Washburn
     Vice President - Controller                                  Director
     Chief Accounting Officer

Date:  September 9, 2003                                     Date:

By:                                                          By:  /s/ Cyril T. Noel
     -------------------------------------------------            --------------------------------------------------
     Arthur S. Schaier                                            Cyril T. Noel
     Director                                                     Director

Date:                                                        Date:  September 9, 2003

By:                                                          By:  /s/ Jennifer W. Carter
     -------------------------------------------------            --------------------------------------------------
     T. Edward Lippy                                              Jennifer W. Carter
     Director                                                     Director

Date:                                                         Date:  September 9, 2003

By:  /s/ T. Michael Haugh
     -------------------------------------------------
     T. Michael Haugh
     Director

Date:  September 9, 2003

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

10(s)             Annual Top Management Cash Bonus Program. Incorporated by Reference to the Form 10-K for the year ended June 1, 2003.

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

11                Computation of Earnings Per Share. Incorporated by reference to Note 12 of the Notes to Consolidated
                  Financial Statements.

13                2002 Annual Report to Shareholders is attached as Exhibit 13.

21                Subsidiaries of the Registrant. Incorporated by reference to the Form 10-K for the year ended June 1, 2003.

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