Form 10-Q
period 2003-08-31
HANOVER FOODS CORP /PA/
filed 2003-10-15
CIK 853733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2003

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number – 0-17896

HANOVER FOODS CORPORATION

(Exact name of Registrant as specified in its charter)

Commonwealth of Pennsylvania	23-0670710

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1486 York Road, P.O. Box 334, Hanover, PA	17331

(Address of principal executive offices)	(Zip Code)

717-632-6000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing for the past 90 days.   Yes               No

Indicate the number of shares outstanding of issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at August 31, 2003

Class A Common Stock, $25 par value	288,062 shares

Class B Common Stock, $25 par value	582,198 shares

Back to Contents

HANOVER FOODS CORPORATION AND SUBSIDIARIES
FORM 10-Q
For the Thirteen Weeks Ended August 31, 2003

Back to Contents

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
HANOVER FOODS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	August 31, 2003	June 1, 2003
ASSETS

Current Assets:
Cash and Cash Equivalents	$3,101,000	$4,128,000
Accounts and Notes Receivable, Net	26,422,000	25,099,000
Accounts Receivable from Related Parties, Net	214,000	163,000
Inventories
Finished Goods	49,894,000	40,746,000
Raw Materials and Supplies	16,932,000	17,562,000
Prepaid Expenses	2,179,000	2,216,000
Deferred Income Taxes	917,000	917,000

Total Current Assets	99,659,000	90,831,000

Property, Plant and Equipment, at Cost:
Land and Buildings	54,493,000	53,972,000
Machinery and Equipment	129,562,000	128,422,000
Leasehold Improvements	544,000	544,000

	184,599,000	182,938,000
Less Accumulated Depreciation and
Amortization	113,558,000	111,255,000

	71,041,000	71,683,000
Construction in Progress	1,608,000	951,000

Total Property, Plant and Equipment	72,649,000	72,634,000

Other Assets:
Goodwill & Intangible Assets – Less Accumulated	3,539,000	3,539,000
Amortization of $3,175,000
Other Assets	5,463,000	4,429,000

Total Assets	$181,310,000	$171,433,000

See accompanying notes to condensed consolidated financial statements.

Back to Contents

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements, Continued
HANOVER FOODS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

LIABILITIES AND STOCKHOLDERS’ EQUITY	August 31, 2003	June 1, 2003

Current Liabilities:
Notes Payable – Banks	$16,161,000	$7,634,000
Accounts Payable	21,075,000	19,745,000
Accounts Payable to Related Parties, Net	4,000	7,000
Accrued Expenses	10,290,000	10,921,000
Current Maturities of Long-Term Debt	4,286,000	4,286,000
Income Taxes Payable	0	1,211,000

Total Current Liabilities	51,816,000	43,804,000

Long-Term Debt, Less Current Maturities	25,357,000	25,357,000
Other Liabilities	6,261,000	5,916,000
Deferred Income Taxes	3,019,000	3,139,000

Total Liabilities	86,453,000	78,216,000

Stockholders’ Equity:
Series A & B 8 1/4% cumulative convertible preferred, $25
Par Value, 120,000 shares authorized;
31,056 shares issued at June 1, 2003 and August 31, 2003;
14,564 shares outstanding at June 1, 2003 and
August 31, 2003	776,000	776,000
Series C 4.4% cumulative convertible preferred, $25
Par Value, 10,000 shares authorized, 10,000 shares
issued and outstanding	250,000	250,000
Common stock, Class A, non-voting, $25 Par Value;
800,000 shares authorized, 349,353 shares issued
at June 1, 2003 and August 31, 2003; 288,062 shares
outstanding at June 1, 2003 and August 31, 2003	8,733,000	8,733,000
Common stock, Class B, voting, $25 Par Value;
880,000 shares authorized, 649,072 shares issued
at June 1, 2003 and August 31, 2003; 435,268 shares
outstanding June 1, 2003 and August 31, 2003	16,227,000	16,227,000
Capital Paid in Excess of Par Value	16,372,000	16,372,000
Retained Earnings	78,352,000	76,746,000
Treasury Stock, at Cost	(8,172,000)	(8,172,000)
Value of Shares held in Employee Stock Trust – 146,930 shares
at June 1, 2003 and August 31, 2003	(17,096,000)	(17,096,000)
Accumulated Other Comprehensive Loss	(585,000)	(619,000)

Total Stockholders’ Equity	94,857,000	93,217,000

Total Liabilities and Stockholders’ Equity	$181,310,000	171,433,000

See accompanying notes to condensed consolidated financial statements.

Back to Contents

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements, Continued
HANOVER FOODS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations – Unaudited

	THIRTEEN WEEKS ENDED
	August 31, 2003	September 1, 2002

Net Sales	$66,900,000	$63,427,000
Cost of Goods Sold	57,261,000	53,087,000

Gross Profit	9,639,000	10,340,000

Selling Expenses	2,906,000	2,928,000
Administrative Expenses	3,732,000	3,732,000

Operating Profit	3,001,000	3,680,000

Interest Expense	594,000	744,000

Other (Income) Loss, Net	(223,000)	176,000

Earnings Before Income Taxes	2,630,000	2,760,000

Income Taxes	818,000	978,000

Net Earnings	1,812,000	1,782,000
Dividends on Preferred Stock	10,000	10,000

Net Earnings Applicable to
Common Stock	$1,802,000	$1,772,000

Earnings Per Share:
Net Earnings Per Common
Share – Basic	2.49	2.47
Net Earnings Per Common
Share – Diluted	2.46	2.43
Dividends per Share, Common	0.275	0.275
Basic Weighted Average Shares	723,330	718,791
Diluted Weighted Average Shares	736,396	731,857

See accompanying notes to condensed consolidated financial statements.

Back to Contents

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements, Continued
HANOVER FOODS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Total Stockholder’s Equity	Cumulative Convertible Preferred Stock Series A & B Shares	Amount	Cumulative Convertible Preferred Stock Series C Shares	Amount	Common Stock Class A Shares	Amount	Common Stock Class B Shares	Amount	Capital Paid In Excess Of Par Value	Retained Earnings	Treasury Stock Shares	Amount	Employee Stock Trust Shares	Amount	Accumulated Other Comprehensive Income
Balance, June 1, 2003	$93,217,000	31,056	$776,000	10,000	$250,000	349,353	$8,733,000	649,072	$16,227,000	$16,372,000	$76,746,000	144,657	($8,172,000)	146,930	($17,096,000)	($619,000)

Net Earnings for the Period	$1,812,000										$1,812,000
Cash Dividends Per Share:
Preferred – $2.0625 annually	($10,000)										($10,000)
Common – $1.10 annually	($196,000)										($196,000)
Issuance of common stock to
Employee Stock Trust
Class B 138,191 shares	$0
Redemption of Common Stock
Class A
Class B	$0
Stock Conversions	$0
Other Comprehensive Income	$34,000															$34,000

Balance August 31, 2003	$94,857,000	31,056	$776,000	10,000	$250,000	349,353	$8,733,000	649,072	$16,227,000	$16,372,000	$78,352,000	144,657	($8,172,000)	146,930	($17,096,000)	($585,000)

See accompanying notes to condensed consolidated financial statements.

Back to Contents

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements, Continued
HANOVER FOODS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Thirteen Weeks Ended
	August 31, 2003	Sept. 1, 2002

Cash Flows From:
Operating Activities:
Net Earnings	$1,812,000	$1,782,000
Adjustments to Reconcile Net Earnings:
To Net Cash Used In Operating Activities:
Depreciation and Amortization	2,303,000	2,431,000
Deferred Income Taxes	(120,000)	284,000
Changes in Assets and Liabilities:
Accounts Receivable	(1,374,000)	(370,000)
Inventories	(8,518,000)	(9,119,000)
Prepaid Expenses	37,000	259,000
Accounts Payable and Accrued Expenses	696,000	3,847,000
Income Taxes Payable	(1,211,000)	164,000
Other Liabilities	345,000	293,000

Net Cash (Used In) Operating Activities	(6,030,000)	(429,000)

Investing Activities:
Decrease (Increase) in Other Assets	(1,000,000)	(281,000)
Acquisitions of Property, Plant and Equipment	(2,318,000)	(1,600,000)

Net Cash (Used In) Investing Activities	(3,318,000)	(1,881,000)

Financing Activities:
Increase in Notes Payable	8,527,000	3,867,000
Payments on Long-Term Debt	0	(3,000)
Payment of Dividends	(207,000)	(249,000)

Net Cash Provided by Financing Activities	8,320,000	3,615,000

Net Increase (Decrease) in Cash and Cash Equivalents	(1,027,000)	1,305,000
Cash and Cash Equivalents, Beginning of Period	4,128,000	2,816,000

Cash and Cash Equivalents, End of Period	$3,101,000	$4,121,000

See accompanying notes to condensed consolidated financial statements.

Back to Contents

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements, Continued
HANOVER FOODS CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
August 31, 2003
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

The Corporation’s fiscal year ends at the close of operations on the Sunday nearest to May 31st. Accordingly, these financial statements reflect activity for the thirteen week periods ended August 31, 2003 and September 1, 2002.

It is suggested that these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Form 10-K/A for the Corporation’s fiscal year ended June 1, 2003.

The condensed consolidated financial statements included herein reflect all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary to present a fair statement of the results of the interim period.

The results for the interim periods are not necessarily indicative of trends or results to be expected for a full fiscal year.

Certain amounts in prior periods have been reclassified to conform with classification made in the current year.

Back to Contents

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements, Continued
HANOVER FOODS CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
August 31, 2003
(Unaudited)

(2)	SHORT-TERM BORROWINGS

The Corporation and its subsidiaries maintain short-term unsecured lines of credit with various banks providing credit availability amounting to $50,000,000 of which $16,161,000 was borrowed at August 31, 2003. The average cost of funds during thirteen week period ended August 31, 2003 was 1.91% compared to 2.55% for the thirteen week period ended September 1, 2002.

(3)	LONG-TERM DEBT

The long-term debt of the Corporation and its subsidiaries consist of:

	August 31, 2003	June 1, 2003

8.74% unsecured senior notes payable
to an insurance company, due through 2007	$7,143,000	$7,143,000

7.01% unsecured senior notes payable
to an insurance company, due through 2011	22,500,000	22,500,000

Total Long-Term Debt	29,643,000	29,643,000

Less current maturities	4,286,000	4,286,000

Net Long-Term Debt	$25,357,000	$25,357,000

Back to Contents

The senior note agreements and the agreements for seasonal borrowing with financial institutions contain various restrictive provisions including those relating to mergers and acquisitions, additional borrowing, guarantees of obligations, lease commitments, limitations on declaration and payment of dividends, repurchase of the Corporation’s stock, and the maintenance of working capital and certain financial ratios.

The Corporation is in compliance with the restrictive provisions in the agreements as of August 31, 2003.

Back to Contents

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements, Continued
HANOVER FOODS CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(4)	RELATED PARTY TRANSACTIONS

The Corporation and its subsidiaries, in the normal course of business, purchase and sell goods and services to related parties. Transactions with related parties are summarized below:

	Thirteen Weeks Ended

	August 31, 2003	September 1, 2002

Revenues:

Park 100 Foods, Inc.	$338,000	$292,000

Expenditures:

Park 100 Foods, Corp.	11,000	3,000
Warehime Enterprises, Inc.	1,000	1,000
John A. & Patricia M. Warehime	9,000	17,000
Lippy Brothers, Inc.	155,000	242,000
Schaier Travel, Inc.	0	3,000

Back to Contents

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements, Continued
HANOVER FOODS CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The respective August 31, 2003 and June 1, 2003 account balances with related parties are as follows:

	August 31, 2003	June 1, 2003

Accounts Receivable:

Park 100 Foods, Inc.	$214,000	$163,000

Accounts Payable:

Park 100 Foods	$0	$7,000
John & Patricia Warehime	3,000	0
Warehime Enterprises, Inc.	1,000	0

Back to Contents

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements, Continued
HANOVER FOODS CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(5)	COMPREHENSIVE INCOME

Comprehensive income is determined as follows:

	13 Weeks Ended
	August 31, 2003	September 1, 2002

Net Income	$1,812,000	$1,782,000

Other Comprehensive Income (Loss)
Unrealized Gain (Loss) on Investments	34,000	(143,000)

Comprehensive Income	$1,846,000	$1,639,000

(6)	RECONCILIATION OF NUMERATOR AND DENOMINATOR FOR BASIC AND DILUTED EARNINGS PER SHARE
	13 Weeks Ended
	August 31, 2003	September 1, 2002

Numerator for basic earnings per share:
Net earnings applicable to
common stock	$1,802,000	$1,772,000

Preferred stock dividends	10,000	10,000

Net earnings assuming dilution	$1,812,000	$1,782,000

Denominator:
Basic weighted average shares	723,330	718,791

Effect of dilutive securities	13,066	13,066

Diluted weighted average shares	736,396	731,857

Back to Contents

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements, Continued
HANOVER FOODS CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(7)	STOCK OPTION PLAN

On      June 20, 2002, the Corporation’s Board of Directors adopted the Hanover Foods Corporation 2002 Stock Option Plan (the “Stock Option Plan”). Stock options are accounted for under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Accordingly, no compensation expense is recorded for stock option grants.

Had compensation expense for all stock and employee stock purchase plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended, our net (loss) income and (loss) earnings per share would have been adjusted to the pro forma amounts as follows:

In thousands, except (per share date)
	Thirteen Weeks Ended
	August 31, 2003	September 1, 2002
2002

Net Income – as reported	$1,812,000	$1,782,000

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	20,000	20,000

Pro forma net income	1,792,000	1,762,000
Earnings per share: Basic-as reported Basic – pro forma	2.49 2.48	2.47 2.43
Diluted – as reported	2.46	2.43
Diluted – pro forma	2.43	2.39

Since the determination of fair value of all stock options granted includes variable factors, including volatility, and additional stock option grants are expected to be made each year, the above pro forma disclosures are not representative of pro forma effect on reported net income and earnings per shares for future years.

Back to Contents

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements, Continued
HANOVER FOODS CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(9)	LEGAL MATTERS

Derivative Action

On September 13, 1996, certain Class A common stockholders filed a complaint in equity against six of the Corporation’s directors and the estate of a former director in the Court of Common Pleas of York County, Pennsylvania (the complaint). The suit also names the Corporation as a nominal defendant. The suit sought various forms of relief including, but not limited to, rescission of the board’s April 28, 1995 approval of John A. Warehime’s 1995 Employment Agreement and the board’s February 10, 1995 adjustment of director’s fees. (Since the filing of this lawsuit, John A. Warehime’s 1995 Employment Agreement was amended.) In addition, the plaintiffs sought costs and fees incident to bringing suit. On November 4, 1996, the complaint was amended to add additional plaintiffs. On June 24, 1997, the Court dismissed the amended complaint for failure to make a prior demand. An appeal was filed on the Court’s June 24, 1997 Order. On December 2, 1998, the Superior Court of Pennsylvania held that the derivative plaintiffs had made adequate demand.

On May 12, 1997, a written demand was received by the Corporation from the attorney for those Class A common stockholders containing similar allegations and the allegations raised by the Class A common stockholders were investigated by a special independent committee of the Board of Directors and found to be without merit.

The director defendants filed an Answer and New Matter to the amended complaint on March 17, 1999. On September 5, 2001, director defendants filed a Motion to Dismiss the Derivative Action. On September 20, 2001, plaintiffs’ filed an answer to director defendants’ Motion to Dismiss. On May 17, 2002, the Court entered an order denying defendants’ Motion to Dismiss.

On May 14, 2002, Albert Blakey, Esquire, counsel for certain of the derivative plaintiffs filed a petition for fees seeking an award of $1,585,716 in attorney’s fees. Defendants filed a response in opposition to the request for fees.

On January 29, 2003, Albert Blakey, Esquire, counsel for certain derivative plaintiffs filed a Motion for Reconsideration of the Court’s December 31, 2002 denial of the Petition for Fees. A Response in Opposition to the Motion for Reconsideration of Plantiff’s Petition for Fees was filed with the Court on February 12, 2003.

Back to Contents

Warehime Family Litigation

On February 13, 1997, the Board of Directors proposed an amendment and restatement of the Corporation’s Articles of Incorporation (the “Amended and Restated Articles”) which provides that if all of the following Class B Shareholders (or their estates upon the death of such stockholders), (Michael A. Warehime, John A. Warehime, Sally W. Yelland, J. William Warehime, and Elizabeth W. Stick (all members of the Warehime family)), do not agree in writing to the composition of the Board of Directors or other important matters specified below on or after the 1998 annual shareholders meeting, the trustees of the Corporation’s 401(k) Savings Plan (or a similar employee benefit plan), acting as fiduciaries for the employees who participate in the Plan, and the Class A shareholders may become entitled to vote in the manner described in the document. Pursuant to the Company’s Bylaws, nominations for directors must be submitted to the Company in the manner prescribed by the Bylaws no later than June 1 of the year in which the meeting is to occur.

The Amended and Restated Articles created a Series C Convertible Preferred Stock , which, in case of a dispute among the above mentioned members of the Warehime family on Board of Directors composition or other important matters, would be entitled to 35 votes per shares (a total of 350,000 votes based on 10, 000 shares of Series C Convertible Preferred Stock issued to and held by the trustees of the Corporation’s 401(k) Savings Plan); if Series C Convertible Preferred Stock were entitled to vote because of such dispute, each share of Class A Common Stock would be entitled to 1/10th of a vote per share.

The Amended and Restated Articles also classified the terms of the Board of Directors commencing with the election at the 1997 annual shareholders’ meeting and permitted directors to be elected for four-year term as permitted by Pennsylvania law. Pursuant to the Corporation’s Bylaws, as then in effect, nominations for directors must be submitted to the Corporation in the manner prescribed by the Bylaws no later than June 1 of the year in which the meeting is to occur.

On February 21, 1997, Michael A. Warehime, a Class B shareholder, and certain Class A shareholders filed motions for a preliminary injunction against the Corporation, John A. Warehime, in his capacity as voting trustee, and certain directors of the Corporation in the Court of Common Pleas of York County, Pennsylvania against a Proposal of the Board of Directors to amend and restate the Corporation’s Articles of Incorporation in the manner hereafter described.

The motions for a preliminary injunction were dismissed by the Court on June 24, 1997. The Class B shareholders on June 25, 1997 approved the Amended and Restated Articles (John A. Warehime, being the sole Class B shareholder voting affirmatively in his capacity as voting trustee) and the Amended and Restated Articles became effective June 25, 1997.

In August 1997, the Board of Directors proposed a further amendment (the “Amendment”) to the Amended and Restated Articles to expand the definition of “disinterested directors” in the manner described below, and to approve certain performance based compensation for John A. Warehime solely for the purpose of making the Corporation eligible for a federal income tax deduction pursuant to Section 162(m) of the Internal Revenue Code of 1986, as amended. A special meeting was scheduled for August 14, 1997 (the “Special Meeting”) to vote on these proposals.

Back to Contents

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

Under the Amendment, the definition of “disinterested directors” means a person who, in the opinion of counsel for the Corporation, meets any of the following criteria: (i) disinterested directors as defined in Section 1715(e) of the Pennsylvania Business Corporations Law of 1988, as amended; (ii) persons who are not “interested” directors as defined in Section 1.23 of The American Law Institute “Principles of Corporate Governance: Analysis and Recommendations” (1994); or (iii) persons who qualify as members of the Audit Committee pursuant to Section 303.00 of the New York Stock Exchange’s Listed Company Manual.

Michael A. Warehime filed an appeal from the denial of his motion to enjoin the previously described Amendment to the Company’s Amended and Restated Articles. On December 2, 1998, a majority panel of the Superior Court of Pennsylvania issued a decision holding that although John A. Warehime had acted in good faith in voting for the Amendment to the Amended and Restated Articles as trustee of the Warehime voting trust, he had breached his fiduciary duty to the beneficiaries of the Warehime voting trust in voting for the Amendment. On November 29, 1999, the Supreme Court of Pennsylvania granted a petition for allowance of appeal, filed by John A. Warehime, and granted a cross-petition for appeal filed by Michael A. Warehime.

On August 13, 1999, Michael A. Warehime filed a complaint in equity in the Court of Common Pleas of York County, Pennsylvania, naming as defendants Arthur S. Schaier, Cyril T. Noel, Clayton J. Rohrbach, Jr., John A. Warehime, and the Company. The complaint sought a court order declaring that the September 1999 election for the Board of Directors of the Company be conducted in accordance with the Articles of Incorporation of the Company as they existed prior to June 25, 1997, an order declaring that the Series C Convertible Preferred Stock cannot be voted, and an order that the following candidates for the Board of Directors of the Company proposed by Michael A. Warehime, Sally Yelland, Elizabeth Stick and J. William Warehime be accepted by the Company and listed on the ballot to be distributed at the annual meeting of shareholders of the Company to be held on September 16, 1999: Michael A. Warehime, Daniel Meckley, Elizabeth Stick, Sonny Bowman, and John Denton. The basis for the complaint was the December 2, 1998 decision of the Superior Court of Pennsylvania which held that John A. Warehime breached his fiduciary duties in voting for the Amended and Restated Articles as trustee of the Warehime voting trust. The requested relief was denied by the Court of Common Pleas of York County and Michael Warehime appealed to the Superior Court of Pennsylvania.

On September 12, 2000, the Superior Court of Pennsylvania stated, in a Memorandum decision, that the June 25, 1997 shareholder vote, which adopted the Amended and Restated Articles of Incorporation of the Corporation should be set aside, and remanded the case to the Court of Common Pleas of York County to determine what further relief would be appropriate. On remand, the Court of Common Pleas of York County entered an Order on October 10, 2000 declaring that the Amended and Restated Articles of Incorporation were set aside and that an election should be held without the Amended or Restated Articles of Incorporation. On October 11, 2000, the Supreme Court of Pennsylvania entered an Order staying the Order of the Court of Common Pleas of York County. On November 27, 2000, the Supreme Court of Pennsylvania reversed and remanded the Order of the Superior Court issued on December 2, 1998 and, in effect, the Order of the Superior Court issued September 12, 2000. In reversing the Superior Court’s Order, the Supreme Court of Pennsylvania held that John A. Warehime, the trustee of the voting trust, did not breach his fiduciary duties in voting the trust shares in favor of the Amended and Restated Articles of Incorporation. The Supreme Court remanded the case to the Superior Court of Pennsylvania to consider other issues raised by Michael A. Warehime. On May 4, 2001, the Superior Court of Pennsylvania, on remand from the Supreme Court of Pennsylvania to decide several remaining issues, held that the 1997 amendments to the Corporation’s Amended and Restated Articles of Incorporation “violated principles of corporate democracy” and should be invalidated even though the Superior Court found the directors acted in good faith and their actions in approving the amendments did not result in a breach of their fiduciary duties. A petition for allocatur was filed with the Supreme Court of Pennsylvania requesting that the Supreme Court of Pennsylvania review the Superior Court’s May 4, 2001 ruling. On September 17, 2002, the Supreme Court of Pennsylvania granted the petition for allocutur and oral argument was heard in the matter on May 13, 2003.

Back to Contents

On December 12, 2002, Michael Warehime filed a Motion for Relief under the Warehime v. Schaier caption in the York County Court of Common Pleas. Michael Warehime’s motion requested, inter alia, that Hanover Foods Corporation’s December 23, 2002 election be conducted according to the Articles of Incorporation as they existed prior to June 25, 1997. Following a hearing on December 20, 2002, the York County Court of Common Pleas denied Michael Warehime’s Motion for Relief. On January 17, 2003 Michael Warehime appealed the Court’s denial of his Motion for Relief to the Superior Court of Pennsylvania.

On December 12, 2002, Michael Warehime filed an Emergency Application for Expedited Relief with the Pennsylvania Supreme Court in the Warehime v. Warehime appeal concerning the election of director noticed for December 23, 2002. The Pennsylvania Supreme Court denied Michael Warehime’s emergency application on December 20, 2002.

In addition, the Corporation is involved in various other claims and legal actions arising in the ordinary course of business.

In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Corporation’s consolidated financial position, results of operations or liquidity.

Back to Contents

PART I – FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations
HANOVER FOODS CORPORATION AND SUBSIDIARIES

FORWARD LOOKING STATEMENTS

When used in this Annual Report, the words or phrases “will likely result”, “are expected to”, “will continue”, “is anticipated”, “estimate”, “projected”, or similar expressions are intended to identify “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including but not limited to quarterly fluctuations in operating results, competition, state and federal regulation, environmental considerations, and foreign operations. Such factors, which are discussed in the Form 10-Q, could affect the Company’s financial performance and could cause the Company’s actual result for future periods to differ materially from any opinion or statements expressed herein with respect to future periods. As a result, the Company wishes to caution readers not to place undue reliance on any such forward looking statements, which speak only as of the date made.

The following comments should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in the Corporation’s Annual Report on Form 10-K/A for the fiscal year ended June 1, 2003

GENERAL

Prices for processed food tend to rise with overall inflation and not in line with prices of raw farm products. Generally, price surges in farm products due to material supply reductions and crop problems are not passed on to consumers dollar for dollar. Management believes consumers often switch from one food product that has risen to another which has not changed in price. As a result, food processors tend to absorb raw farm product price increases to remain competitive. However, when raw farm product prices drop, food processors try to retain some of the savings. The Corporation does not expect the overall number of pounds of product consumed to significantly increase over the next several years. Generally, the Corporation expects sales growth by processors beyond expected inflation rates and population growth will come at the expense of and loss of market share by another processor. Sales growth can increase internationally and through promotions to increase consumption through the introduction of new or improved food products.

RESULTS OF OPERATIONS
NET SALES

Consolidated net sales were $66.9 million for the thirteen week period ended August 31, 2003. This represents an increase of 5.5% over the thirteen week period ended September 1, 2002 consolidated net sales of $63.4 million. The increase of $3.5 million was primarily due to increased sales of refrigerated foods as well as snacks, private label, canned mushrooms and branded retail partially offset by decreases in food service and industrial canned and frozen sales.

Back to Contents

PART I – FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations
HANOVER FOODS CORPORATION AND SUBSIDIARIES

COST OF GOODS SOLD

Cost of good sold were $57.3 million, or 85.6% of consolidated net sales in the thirteen week period ended August 31, 2003 and $53.1 million or 83.7% of consolidated net sales for the corresponding period in 2002. The increase in cost of goods sold as a percentage of net sales resulted primarily from the increases in refrigerated food sales and private label snack sales at a higher cost of sales percentage as compared to other sales of the company as well as higher energy and health care costs without a corresponding increase in prices due to competitive pressures.

SELLING EXPENSES

Selling expenses were $2.9 million, or 4.3% of consolidated net sales for the thirteen week period ended August 31, 2003 as compared to $2.9 million or 4.6% of consolidated net sales for the corresponding period in 2002. The dollar selling expense were consistent with the last fiscal period as the company held the line on expenses while increasing net sales by 5.5%.

ADMINISTRATIVE EXPENSES

Administrative expenses were $3.7 million, or 5.6% of consolidated net sales for the thirteen week period ended August 31, 2003 as compared to $3.7 million, or 5.9% of consolidated net sales for the corresponding period in 2002. Administrative expense dollars were consistent with the last fiscal year period with increases in the provision for supplemental pension benefits off-set by decreases in the insurance reserves at Hanover Insurance Company Limited a wholly-owned subsidiary of Hanover Foods Corporation.

Back to Contents

PART I – FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations
HANOVER FOODS CORPORATION AND SUBSIDIARIES

INTEREST EXPENSE

Interest expense was $.6 million for the thirteen week period ended August 31, 2003 as compared to $.7 million for the same period in 2002. The decrease reflects lower average borrowings as well as lower average borrowing rates for the period compared to 2002.

OTHER EXPENSES (INCOME) NET

Other income was $.2 million for the thirteen week period ended August 31, 2003 as compared to other expense of $.2 million for the same period in 2002. The decrease in other expenses is primarily due to a smaller foreign translation adjustment loss. Other income was also generated from the sale of investments.

INCOME TAXES

The provision for corporate federal and state income taxes for the thirteen week period ended August 31, 2003 was $818,000, or 31.1% of pretax earnings, as compared to $978,000, or 35.4% of pre-tax earnings for the same period in 2002. The decrease in the effective tax rate is primarily due to increased earnings in jurisdictions with lower effective tax rates in the current period as compared to the prior period.

LIQUIDITY AND CAPITAL RESOURCES

The discussion and analysis of the Corporation’s liquidity and capital resources should be read in conjunction with the Consolidated Statements of Cash Flows, contained elsewhere herein.

OPERATING ACTIVITIES

Net working capital was $47.8 million at August 31, 2003 and $47.0 million at June 1, 2003. The current ratios were 1.92 on August 31, 2003 and 2.07 on June 1, 2003.

Cash used in operating activities for the thirteen week period ended August 31, 2003 was $6.0 million as compared to cash used in operating activities of $.4 million during the same period of 2002. The uses of cash during the thirteen week period consisted primarily of an increase in finished goods inventory and an increase in accounts and notes receivable, partially offset by sources of cash attributed to earnings and a decrease in prepaid expenses.

INVESTING ACTIVITIES

During the thirteen week period ended August 31, 2003, the Corporation spent approximately $2.3 million for the purchase plant upgrades and expansions. This compares to $1.6 million spent during the same period last year for capital projects. During the thirteen week period the market value of investments increased $.5 million compared to the same period last fiscal year.

FINANCING ACTIVITIES

The increase in notes payable of approximately $8.5 million during the thirteen week period ended August 31, 2003 represents borrowings made against available seasonal lines of credit from financial institutions for use in operations and plant upgrades and expansions.

Back to Contents

PART I – FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations
HANOVER FOODS CORPORATION AND SUBSIDIARIES

The Corporation has available seasonal lines of credit from financial institutions in the amount of $50.0 million, of which $16.2 million was utilized as of August 31, 2003. Additional borrowing is permitted within prescribed parameters in existing debt agreements, which contain certain performance covenants.

The Company believes that it has sufficient working capital and availability from seasonal lines of credit to meet its cash flow needs.

The following table summarizes the Corporation’s contractual obligations and other commitments as of August 31, 2003:

		Payment Due by Period

Contractual Obligation	Total	1 Year	2-3 Years	4-5 Years	After 5 Years

Short-Term Notes Payables	$16,161,000	$16,161,000	$-0-	$-0-	$-0-
Long-Term Debt	29,643,000	4,286,000	8,572,000	6,785,000	10,000,000
Operating Leases	1,121,000	433,000	470,000	218,000	-0-

Total contractual obligations	$46,925,000	$20,880,000	$9,042,000	$7,003,000	$10,000,000

Currently, the Company is obligated to purchase 6,000,000 pounds of tomato paste from California Tomato Products, Colusa, California in each of the fiscal years from 2003 through 2006, at a price based on annual cost of production. The current market price of tomato paste is 28¢/lb. FOB California.

The Company’s sources of liquidity are primarily funds from operation and available amounts under three (3) seasonal lines of credit. One line expires on October 29, 2003, the second line expires on October 31, 2003 and the third line expires on January 28, 2004. They are expected to be renewed in the ordinary course of business.

NEW ACCOUNTING STANDARDS

In May 2003, the FASB issued SFAS No. 150 Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measure certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer to classify a financial instrument within its scope as a liability (or an asset in some circumstances). The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The statement is not expected to have a material impact on our consolidated financial statements.

Back to Contents

PART I – FINANCIAL INFORMATION
Item 3. Quantitative and Qualitative Disclosures About Market Risk
HANOVER FOODS CORPORATION AND SUBSIDIARIES

There are no material changes to the disclosures on this matter provided in the Company’s Annual Report on Form 10-K for the fiscal year ended June 1, 2003.

PART I – FINANCIAL INFORMATION
Item 4. Controls and Procedures
HANOVER FOODS CORPORATION AND SUBSIDIARIES

As of August 31, 2003, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective in timely alerting them to material information required to be disclosed by the Company in the reports that it files with the SEC under the Securities Exchange Act of 1934, as amended, during the period that the report is being prepared. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation. As a result, no corrective actions were taken.

Back to Contents

PART II – OTHER INFORMATION
HANOVER FOODS CORPORATION AND SUBSID IARIES

ITEM 1.   LEGAL PROCEEDINGS

See note 9 of the Notes of Condensed Consolidated Financial Statements in this form 10-Q for information regarding the 1995 Warehime Family Litigation and the Derivative Action.

ITEM 2.   CHANGES IN SECURITIES – None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES – None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS – None

ITEM 5.   OTHER INFORMATION – None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 31.1 SECTION 302 CERTIFICATION – CHIEF EXECUTIVE OFFICER

Exhibit 31.2 SECTION 302 CERTIFICATION – CHIEF FINANCIAL OFFICER

EXHIBIT 32.1 CERTIFICATION BY JOHN A. WAREHIME, CHIEF EXECUTIVE OFFICER PURSUANT to SECTION 906 of the SARBANES-OXLEY ACT of 2002

EXHIBIT 32.2 CERTIFICATION BY GARY T. KNISELY, CHIEF FINANCIAL OFFICER PURSUANT to SECTION 906 of the SARBANES-OXLEY ACT of 2002

Back to Contents

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANOVER FOODS CORPORATION

Date: October 15, 2003	By:	/s/ Pietro Giraffa
—————————————
Pietro Giraffa
Vice President & Controller
Chief Accounting Officer
(Principal Accounting Officer)

	By:	/s/ Gary T. Knisely
—————————————
Gary T. Knisely
Executive Vice President
Chief Financial Officer