Form 10-Q
period 2003-11-30
HANOVER FOODS CORP /PA/
filed 2004-01-14
CIK 853733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)  Yes        No

Indicate the number of shares outstanding of issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at November 30, 2003
Class A Common Stock, $25 par value	288,062 shares

Class B Common Stock, $25 par value	781,648 shares

HANOVER FOODS CORPORATION AND SUBSIDIARIES
FORM 10-Q
For the Twenty-Six Weeks Ended November 30, 2003

Back to Contents

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
HANOVER FOODS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	November 30, 2003
	(Unaudited)	June 1, 2003

ASSETS
Current Assets:
Cash and Cash Equivalents	$2,805,000	$4,128,000
Accounts and Notes Receivable, Net	30,633,000	25,099,000
Accounts Receivable from Related Parties, Net	0	163,000
Inventories
Finished Goods	53,853,000	40,746,000
Raw Materials and Supplies	18,619,000	17,562,000
Prepaid Expenses	891,000	2,216,000
Prepaid Income Taxes	140,000	0
Deferred Income Taxes	917,000	917,000

Total Current Assets	107,858,000	90,831,000

Property, Plant and Equipment, at Cost:
Land and Buildings	55,006,000	53,972,000
Machinery and Equipment	130,438,000	128,422,000
Leasehold Improvements	544,000	544,000

	185,988,000	182,938,000
Less Accumulated Depreciation and Amortization	115,887,000	111,255,000

	70,101,000	71,683,000
Construction in Progress	3,113,000	951,000

Total Property, Plant and Equipment	73,214,000	72,634,000

Other Assets:
Goodwill & Intangible Assets – Less Accumulated Amortization of $3,175,000	3,539,000	3,539,000
Other Assets	5,705,000	4,429,000

Total Assets	$190,316,000	$171,433,000

See accompanying notes to condensed consolidated financial statements.

Back to Contents

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements, Continued
HANOVER FOODS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	November 30, 2003
	(Unaudited)	June 1, 2003

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes Payable – Banks	$16,879,000	$7,634,000
Accounts Payable	23,045,000	19,745,000
Accounts Payable to Related Parties – Net	500,000	7,000
Accrued Expenses	13,307,000	10,921,000
Current Maturities of Long-Term Debt	4,286,000	4,286,000
Income Taxes Payable	957,000	1,211,000

Total Current Liabilities	58,974,000	43,804,000

Long-Term Debt, Less Current Maturities	22,857,000	25,357,000
Other Liabilities	6,621,000	5,916,000
Deferred Income Taxes	2,900,000	3,139,000

Total Liabilities	91,352,000	78,216,000

Stockholders’ Equity:
Series A & B 8 1/4% cumulative convertible preferred, $25 Par Value, 120,000 shares authorized;
31,056 shares issued at June 1, 2003 and November 30, 2003; 14,564 shares outstanding at June 1, 2003 and November 30, 2003	776,000	776,000
Series C cumulative convertible preferred, $25 Par Value,
10,000 shares authorized, issued and outstanding	250,000	250,000
Common stock, Class A, non-voting, $25 Par Value;
800,000 shares authorized, 349,353 shares issued at June 1, 2003 and November 30, 2003; 288,062 shares outstanding at June 1, 2003 and November 30, 2003	8,733,000	8,733,000
Common stock, Class B, voting, $25 Par Value;
880,000 shares authorized, 649,072 shares issued at June 1, 2003 and 848,522 issued at November 30, 2003, 582,198 shares outstanding June 1, 2003 and 781,648 outstanding at November 30, 2003	21,213,250	16,227,000
Capital Paid in Excess of Par Value	34,920,850	16,372,000
Retained Earnings	82,409,000	76,746,000
Treasury Stock, at Cost	(8,172,000)	(8,172,000)
Value of Shares held in Employee Benefit Trust – 146,930 shares at June 1, 2003 and 346,380 at November 30, 2003	(40,631,100)	(17,096,000)
Accumulated Other Comprehensive Loss	(535,000)	(619,000)

Total Stockholders’ Equity	98,964,000	93,217,000

Total Liabilities and Stockholders’ Equity	$190,316,000	$171,433,000

See accompanying notes to condensed consolidated financial statements.

Back to Contents

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements, Continued
HANOVER FOODS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations – Unaudited

	Twenty-Six Weeks Ended		Thirteen Weeks Ended

	November 30,	December 1,	November 30,	December 1,
	2003	2002	2003	2002

Net Sales	$151,123,000	$143,324,000	$84,223,000	$79,897,000
Cost of Goods Sold	127,916,000	120,214,000	70,655,000	67,127,000

Gross Profit	23,207,000	23,110,000	13,568,000	12,770,000

Selling Expenses	5,819,000	6,126,000	2,913,000	3,198,000
Administrative Expenses	7,078,000	6,913,000	3,346,000	3,181,000

Operating Profit	10,310,000	10,071,000	7,309,000	6,391,000

Interest Expense	1,200,000	1,510,000	606,000	766,000

Other (Income) Expenses, Net	(212,000)	155,000	11,000	(21,000)

Earnings Before Income Taxes	9,322,000	8,406,000	6,692,000	5,646,000

Income Taxes	3,204,000	2,931,000	2,386,000	1,953,000

Net Earnings	6,118,000	5,475,000	4,306,000	3,693,000
Dividends on Preferred Stock	21,000	21,000	11,000	11,000

Net Earnings Applicable to Common Stock	$6,097,000	$5,454,000	$4,295,000	$3,682,000
Earnings Per Share:
Net Earnings Per Common Share – Basic	$6.63	$7.59	$4.43	$5.12
Net Earnings Per Common Share – Diluted	$6.56	$7.48	$4.39	$5.05
Dividends per Share, Common	$0.550	$0.550	$0.275	$0.275
Basic Weighted Average Shares	919,575	718,791	968,889	718,791
Diluted Weighted Average Shares	932,641	731,857	981,955	731,857

See accompanying notes to condensed consolidated financial statements.

Back to Contents

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements, Continued
HANOVER FOODS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Total Stock- holder's Equity	Cumu-lative Conver-tible Pref- erred Stock Series A & B Shares	Amount	Cumu-lative Conver-tible Pref- erred Stock Series C Shares	Amount	Com-mon Stock Class A Shares	Amount	Com- mon Stock Class B Shares	Amount	Capital Paid In Excess Of Par Value	Retained Earnings	Trea- sury Stock Shares	Amount	Empl- oyee Stock Trust Shares	Amount	Accumu- lated Other Compre- hensive Income

Balance, June 1, 2003	$93,217,000	31,056	$776,000	10,000	$250,000	349,353	$8,733,000	649,072	$16,227,000	$16,372,000	$76,746,000	144,657	$(8,172,000)	146,930	$(17,096,000)	$(619,000)

Net Earnings for the Period	$6,118,000										$6,118,000
Cash Dividends Per Share:
Preferred – $2.0625 annually	$(21,000)										$(21,000)
Common – $1.10 annually	$(434,000)										$(434,000)
Issuance of common stock to
Employee Stock Trust
Class B 199,450 shares	$0							199,450	4,986,250	18,548,850				199,450	(23,535,100)
Redemption of Common Stock
Class A
Class B	$0
Stock Conversions	$0
Other Comprehensive Income	$84,000															$84,000

Balance November 30, 2003	$98,964,000	31,056	$776,000	10,000	$250,000	349,353	$8,733,000	848,522	$21,213,250	$34,920,850	$82,409,000	144,657	$(8,172,000)	346,380	$(40,631,100)	$(535,000)

See accompanying notes to condensed consolidated financial statements.

Back to Contents

PART I – FINANCIAL INFORMATION
Item 1.   Financial Statements, Continued
HANOVER FOODS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Twenty-Six Weeks Ended

	Nov. 30, 2003	Dec. 1, 2002

Cash Flows From:
Operating Activities:
Net Earnings	$6,118,000	$5,475,000
Adjustments to Reconcile Net Earnings:
To Net Cash Provided by (Used In) Operating Activities:
Depreciation and Amortization	4,632,000	4,898,000
Deferred Income Taxes	(239,000)	164,000
Changes in Assets and Liabilities:
Accounts Receivable	(5,371,000)	(1,800,000)
Inventories	(14,164,000)	(9,405,000)
Prepaid Expenses	1,185,000	1,071,000
Accounts Payable and Accrued Expenses	6,179,000	3,547,000
Income Taxes Payable	(254,000)	432,000
Other Liabilities	705,000	585,000

Net Cash Provided by (Used In) Operating Activities	(1,209,000)	4,967,000

Investing Activities:
Decrease (Increase) in Other Assets	(1,192,000)	(371,000)
Acquisitions of Property, Plant and Equipment	(5,212,000)	(3,325,000)

Net Cash Provided by (Used In) Investing Activities	(6,404,000)	(3,696,000)

Financing Activities:
Increase in Notes Payable	9,245,000	2,197,000
Payments on Long-Term Debt	(2,500,000)	(2,505,000)
Payment of Dividends	(455,000)	(499,000)

Net Cash Provided by (Used In) Financing Activities	6,290,000	(807,000)

Net Increase (Decrease) in Cash and Cash Equivalents	(1,323,000)	464,000
Cash and Cash Equivalents, Beginning of Period	4,128,000	2,816,000

Cash and Cash Equivalents, End of Period	$2,805,000	$3,280,000

See accompanying notes to condensed consolidated financial statements.

Back to Contents

PART I – FINANCIAL INFORMATION
Item 1.   Financial Statements, Continued
HANOVER FOODS CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements November 30, 2003 (Unaudited)

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

The Corporation’s fiscal year ends at the close of operations on the Sunday nearest to May 31st. Accordingly, these financial statements reflect activity for the thirteen and twenty-six week periods ended November 30, 2003 and December 1, 2002.

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
Notes to Condensed Consolidated Financial Statements November 30, 2003 (Unaudited)

(2)	SHORT-TERM BORROWINGS

The Corporation and its subsidiaries maintain short-term unsecured lines of credit with various banks providing credit availability amounting to $50,000,000 of which $16,879,000 was borrowed at November 30, 2003. The average cost of funds during twenty-six week period ended November 30, 2003 was 1.93% compared to 2.50% for the twenty-six week period ended December 1, 2002.

Back to Contents

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements, Continued
HANOVER FOODS CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(3)	LONG-TERM DEBT

The long-term debt of the Corporation and its subsidiaries consist of:
	November 30, 2003	June 1, 2003

8.74% unsecured senior notes payable to an insurance company, due through 2007	$7,143,000	$7,143,000
7.01% unsecured senior notes payable to an insurance company, due through 2011	20,000,000	22,500,000

Total Long-Term Debt	27,143,000	29,643,000
Less current maturities	4,286,000	4,286,000

Net Long-Term Debt	$22,857,000	$25,357,000

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

The Corporation is in compliance with the restrictive provisions in the agreements as of November 30, 2003.

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

	Twenty-Six Weeks Ended		Thirteen Weeks Ended

	Nov. 30, 2003	Dec. 1, 2002	Nov. 30, 2003	Dec. 1, 2002

Revenues:
Park 100 Foods, Inc.	$573,000	$793,000	$235,000	$501,000

Expenditures:
Park 100 Foods, Inc.	$11,000	$10,000	$0	$7,000
Warehime Enterprises, Inc.	2,000	2,000	1,000	1,000
John A. & Patricia M. Warehime	18,000	33,000	9,000	16,000
Lippy Brothers, Inc.	1,094,000	442,000	939,000	200,000
Schaier Travel	0	3,000	0	0

Back to Contents

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements, Continued
HANOVER FOODS CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The respective June 1, 2003 and November 30, 2003 account balances with related parties are as follows:

	November 30, 2003	June 1, 2003

Accounts Receivable:
Park 100 Foods, Inc	$228,000	$163,000

Accounts Payable:
Park 100 Foods, Inc	0	7,000
Lippy Brothers, Inc.	723,000	0
Warehime Enterprises, Inc.	1,000	0
John & Patricia Warehime	4,000	0

Back to Contents

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements, Continued
HANOVER FOODS CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(5)	COMPREHENSIVE INCOME

Comprehensive income is determined as follows:

	26 Weeks Ended		13 Weeks Ended

	Nov 30, 2003	Dec 1, 2002	Nov 30, 2003	Dec 1, 2002

Net Income	$6,118,000	$5,475,000	$4,306,000	$3,693,000
Other Comprehensive Income (Loss) – Unrealized Gain (Loss) on Investments	84,000	(87,000)	50,000	56,000

Comprehensive Income	$6,202,000	$5,388,000	$4,356,000	$3,749,000

(6)	RECONCILIATION OF NUMERATOR AND DENOMINATOR FOR BASIC AND DILUTED EARNINGS PER SHARE

Numerator for basis earnings per share:

	26 Weeks Ended		13 Weeks Ended

	Nov 30, 2003	Dec 1, 2002	Nov 30, 2003	Dec 1, 2002

Net earnings applicable to common stock	$6,097,000	$5,454,000	$4,295,000	$3,682,000
Preferred stock dividends	21,000	21,000	11,000	11,000

Net earnings assuming dilution	$6,118,000	$5,475,000	$4,306,000	$3,693,000

Denominator:
Basic weighted average shares	919,575	718,791	968,889	718,791
Effect of dilutive securities	13,066	13,066	13,066	13,066

Diluted weighted average shares	932,641	731,857	981,955	731,857

Back to Contents

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements, Continued
HANOVER FOODS CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(7)	STOCK OPTION PLAN

On June 20, 2002, the Corporation’s Board of Directors adopted the Hanover Foods Corporation 2002 Stock Option Plan (the “Stock Option Plan”). All officers and key employees of the Corporation and of any present or future parent or subsidiary of the Corporation are eligible to receive options under the Stock Option Plan, excluding John A. Warehime. No individual may receive options under the Stock Option Plan for more than 15% of the total number of shares of the Corporation’s Class B common stock authorized for issuance under the Stock Option Plan. 34,600 shares of the Corporation’s Class B common stock, par value $25.00 per share, are authorized for issuance under the Stock Option Plan, and options to purchase 13,500 shares were granted on June 20, 2002. Concurrent with the stock option grant on June 20, 2002, the Corporation contributed an additional 13,500 shares of Hanover Class B common stock to the Employee Stock Trust for the purpose of funding obligations under the Stock Option Plan.

On October 17, 2003, the Corporation’s Board of Directors adopted the Hanover Foods Corporation 2003 Stock Option Plan (the “2003 Option Plan”). All full-time employees (excluding employees represented by a collective bargaining agent) of the Corporation and of any present or future parent or subsidiary of the Corporation who have been employed for at least one year, excluding John A. Warehime, are eligible to receive options under the 2003 Option Plan. No individual may receive options under the 2003 Option Plan for more than 5% of the total number of shares of the Corporation’s Class B common stock authorized for issuance under the 2003 Option Plan. 200,000 shares of the Corporation’s Class B common stock, par value $25.00 per share, are authorized for issuance under the 2003 Option Plan. On October 17, 2003, the Board of Directors of the Corporation voted to make a grant to all full-time, non-union employees of the Corporation who have been employed by the Corporation for at least one year, other than John A. Warehime except that if an individual is in the employ of the Corporation or any of its subsidiaries as of October 17, 2003, but has not been employed for at least one year as of October 17, 2003, once the one year employment requirement has been satisfied, the employee will receive stock options, with an option price equal to the appraised fair market value at the time of the option grant. The Board of Directors granted options for 199,450 shares of Class B common stock.

Under the Plans, the exercise price of stock options is equal to the fair market value of the common stock on the grant date. The maximum term of stock options is 10 years. Stock options are accounted for under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Accordingly, no compensation expense is recorded for stock option grants.

Back to Contents

Had compensation expense for all stock and employee stock purchase plans been determined based upon the fair value at the grant date for awards under these plans consistent with the method prescribed under SFAS No. 123, “Accounting for Stock-Based Compensation” as amended, net (loss) income and (loss) earnings per share would have been adjusted to the pro forma amounts as follows:

	26 Weeks Ended		13 Weeks Ended

	Nov. 30, 2003	Dec. 1, 2002	Nov. 30, 2003	Dec. 1, 2003

Net earnings applicable to common stockholders, as reported	$6,097,000	$5,454,000	$4,295,000	$3,682,000
Deduct: Total stock based employee compensation expense determined under the fair value base method for all awards, net of related tax effects	(40,000)	(40,000)	(20,000)	(20,000)

Pro forma net income applicable to common stock	$6,057,000	$5,414,000	$4,275,000	$3,662,000

Earnings per share:
Basic – as reported	$6.63	$7.59	$4.43	$5.12
Basic – pro-forma	$6.59	$7.53	$4.41	$5.09
Diluted – as reported	$6.56	$7.48	$4.39	$5.05
Diluted – pro forma	$6.52	$7.43	$4.36	$5.02

(8)	NEW ACCOUNTING STANDARDS

In May 2003, the FASB issued SFAS No. 150 Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. The statement establishes standards for how an issuer classifies and measure certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer to classify a financial instrument within its scope as a liability (or an asset in some circumstances). The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of the Statement did not have any impact on our consolidated financial statements.

Back to Contents

PART I – FINANCIAL INFORMATION
 Item 1. Financial Statements, Continued
 HANOVER FOODS CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
 (Unaudited)

(9)	LEGAL MATTERS

 Derivative Action

On September 13, 1996, certain Class A shareholders filed a complaint in equity against six of the Corporation’s directors and the estate of a former director in the Court of Common Pleas of York County, Pennsylvania (the complaint). The suit also names the Corporation as a nominal defendant. The suit sought various forms of relief including, but not limited to, rescission of the board’s April 28, 1995 approval of John A. Warehime’s 1995 Employment Agreement and the board’s February 10, 1995 adjustment of director’s fees. (Since the filing of this lawsuit, John A. Warehime’s 1995 Employment Agreement was amended.) In addition, the plaintiffs sought costs and fees incident to bringing suit. On November 4, 1996, the complaint was amended to add additional plaintiffs. On June 24, 1997, the Court dismissed the amended complaint for failure to make a prior demand. An appeal was filed on the Court’s June 24, 1997 Order. On December 2, 1998, the Superior Court of Pennsylvania held that the derivative plaintiffs had made adequate demand.

On May 12, 1997, a written demand was received by the Corporation from the attorney for those Class A shareholders containing similar allegations and the allegations raised by the Class A common stockholders were investigated by a special independent committee of the Board of Directors and found to be without merit.

The director defendants filed an Answer and New Matter to the amended complaint on March 17, 1999. On September 5, 2001, director defendants filed a Motion to Dismiss the Derivative Action. On September 20, 2001, plaintiffs filed an answer to director defendants’ Motion to Dismiss. On May 17, 2002, the court entered an order denying defendants’ Motion to Dismiss.

On May 14, 2002, Albert Blakey, Esquire, counsel for certain of the derivative plaintiffs filed a Petition for Fees seeking an award of $1,585,716 in attorney’s fees. Defendants filed a response in opposition to the request for fees.

On January 29, 2003, Albert Blakey, Esquire, counsel for certain derivative plaintiffs filed a Motion for Reconsideration of the Court’s December 31, 2002 denial of the Petition for Fees. A Response in Opposition to the Motion for Reconsideration of Plantiffs’ Petition for Fees was filed with the Court on February 12, 2003.

Warehime Family Litigation

On February 13, 1997, the Board of Directors proposed an amendment and restatement of the Corporation’s Articles of Incorporation (the “Amended and Restated Articles”) which provides that if all of the following Class B shareholders (or their estates upon the death of such shareholders), Michael A. Warehime, John A. Warehime, Sally W. Yelland, J. William Warehime, and Elizabeth W. Stick (all members of the Warehime family, do not agree in writing to the composition of the Board of Directors or other important matters specified below on or after the 1998 annual shareholders meeting, the trustees of the Corporation’s 401(k) Savings Plan (or a similar employee benefit plan), who qualify as disinterested directors acting as fiduciaries for the employees who participate in the Plan, and the Class A shareholders may become entitled to vote in the manner described in the document.

Back to Contents

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

On February 21, 1997, Michael A. Warehime, a Class B shareholder, and certain Class A shareholders filed motions for a preliminary injunction against the Corporation, John A. Warehime, in his capacity as voting trustee, and certain directors of the Corporation in the Court of Common Pleas of York County, Pennsylvania against a Proposal of the Board of Directors to amend and restate the Corporation’s Articles of Incorporation in the manner described herein.

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

Back to Contents

Michael A. Warehime filed an appeal from the denial of his motion to enjoin the previously described Amendment to the Corporation’s Amended and Restated Articles. On December 2, 1998, a majority panel of the Superior Court of Pennsylvania issued a decision holding that although John A. Warehime had acted in good faith in voting for the Amendment to the Amended and Restated Articles as trustee of the Warehime voting trust, he had breached his fiduciary duty to the beneficiaries of the Warehime voting trust in voting for the Amendment. On November 29, 1999, the Supreme Court of Pennsylvania granted a petition for allowance of appeal, filed by John A. Warehime, and granted a cross-petition for appeal filed by Michael A. Warehime.

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

On November 27, 2000, the Supreme Court of Pennsylvania reversed and remanded the Order of the Superior Court issued on December 2, 1998 and, in effect, the Order of the Superior Court issued September 12, 2000. In reversing the Superior Court’s Order, the Supreme Court of Pennsylvania held that John A. Warehime, the trustee of the voting trust, did not breach his fiduciary duties in voting the trust shares in favor of the Amended and Restated Articles of Incorporation. The Supreme Court remanded the case to the Superior Court of Pennsylvania to consider other issues raised by Michael A. Warehime. On September 17, 2002, the Supreme Court of Pennsylvania granted defendant’s Petition for Allowance of Appeal.

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

(10)	SUBSEQUENT EVENT

In December 2003, the Corporation completed the acquisition of substantially all of the assets of a snack food company located in Pennsylvania. The purchase price of approximately $4,000,000 was paid in cash. The operations of the acquired company will be included in the consolidated financial statements of Hanover Foods Corporation from the date of acquisition.

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

The following comments should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in the Corporation’s Annual Report on Form 10-K/A for the fiscal year ended June 1, 2003.

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

PART I – FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations
HANOVER FOODS CORPORATION AND SUBSIDIARIES

RESULTS OF OPERATIONS

NET SALES

Consolidated net sales were $151.1 million for the twenty-six week period ended November 30, 2003. This represents an increase of 5.4% over the twenty-six week period ended December 1, 2002 consolidated net sales of $143.3 million. Consolidated net sales were $84.2 million for the thirteen week period ended November 30, 2003, a 5.4% increase from the consolidated net sales of $79.9 million for the corresponding period in the prior years. The increase in consolidated net sales for the twenty-six week period was due to increased refrigerated and fresh food sales as well as increases in our snacks, private label and branded retail sales. These increases were partially offset by decreases in food service, industrial and canned mushroom sales. The increase in consolidated net sales for the thirteen week period was due to increases in refrigerated and fresh food sales as well as increases in our snacks, private label and food service sales. These increases were partially offset by decreases in branded retail, industrial and canned mushroom sales.

COST OF GOODS SOLD

Cost of goods sold were $127.9 million, or 84.6% of consolidated net sales in the twenty-six week period ended November 30, 2003 and $120.2 million, or 83.9% of consolidated net sales for the corresponding period in 2002. Cost of goods sold were $70.7 million, or 84.0% of consolidated net sales for the thirteen week period ended November 30, 2003 as compared to $67.1 million, or 84.0% of consolidated net sales for the corresponding period in 2002. The increase in cost of goods sold as a percentage of net sales resulted primarily from the increases in refrigerated food sales and private label snack sales at a higher cost of sales percentage as compared to other sales of the company as well as higher energy and health care costs without a corresponding increase in prices due to competition pressures. The cost of sales as a percentage of net sales for the thirteen-week period was consistent with last fiscal year due to lower operating expenses in our frozen division off-set by higher cost of sales percentage in our refrigerated food sales and private label snack sales which has increased for the quarter.

GROSS MARGIN

Gross margins were $23.2 million, or 15.3% of consolidated net sales in the twenty-six week period ended November 30, 2003 and $23.1 million, or 16.1% of consolidated net sales for the corresponding period in 2002. Gross margins were $13.6 million, or 16.1% of consolidated net sales for the thirteen week period ended November 30, 2003 as compared to $12.8 million, or 16.0% of consolidated net sales for the corresponding period in 2002. The decrease in gross margins as a percentage of net sales resulted primarily from the increases in refrigerated food sales and private label snack sales at lower gross margins as compared to other sales of the Company as well as higher energy and health care costs without a corresponding increase in prices due to competition pressures. The gross margin as a percentage of net sales for the thirteen-week period was consistent with last fiscal year due to lower operating expenses in our frozen division off-set by lower margin percentage in our refrigerated food sales and private label snack sales which has increased for the quarter.

Back to Contents

PART I – FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations
HANOVER FOODS CORPORATION AND SUBSIDIARIES

SELLING EXPENSES

Selling expenses were $5.8 million, or 3.9% of consolidated net sales for the twenty-six week period ended November 30, 2003 as compared to $6.1 million or 4.2% of consolidated net sales for the corresponding period in 2002. Selling expenses were $2.9 million or 3.4% of consolidated net sales for the thirteen week period ended November 30, 2003 as compared to $3.2 million, or 4.0% of consolidated net sales during the corresponding period in 2002. The decrease in selling expenses for both periods reflects lower customer advertising dollars as well as lower customer fees on promotion charges due to faster processing of the data.

ADMINISTRATIVE EXPENSES

Administrative expenses were $7.1 million, or 4.7% of consolidated net sales for the twenty-six week period ended November 30, 2003 as compared to $6.9 million, or 4.8% of consolidated net sales for the corresponding period in 2002. Administrative expenses were $3.3 million, or 3.9% of consolidated net sales for the thirteen week period ended November 30, 2003 as compared to $3.2 million, or 4.0% of consolidated net sales for the corresponding period in 2002. The increase in administrative expenses for both the twenty-six and thirteen week period reflects increases in the provision for the supplemental pension benefits off-set by decreases in the workmen’s compensation insurance reserves at Hanover Insurance Company Limited, a wholly-owned subsidiary of Hanover Foods Corporation.

INTEREST EXPENSE

Interest expense was $1.2 million for the twenty-six week period ended November 30, 2003 as compared to $1.5 million for the same period in 2002. Interest expense was $.6 million for the thirteen week period ended November 30, 2003 as compared to $.8 million for the same period in 2002. The decreases in both periods reflects lower average borrowings as well as lower average borrowing rate for the periods compared to 2002.

The average seasonal borrowings were $12.6 million for the twenty-six week period ended November 30, 2003 a decrease of $8.2 million compared to the corresponding period in 2002. The average seasonal borrowing rate was 1.93% for the twenty-six week period ended November 30, 2003 a decrease of .57% compared to the corresponding period in 2002. The average seasonal borrowings was $16.9 million for the thirteen week period ended November 30, 2003 a decrease of $7.2 million compared to the corresponding period in 2002. The average seasonal borrowing rate was 1.93% for the thirteen week period ended November 30, 2003 a decrease of .51% compared to the corresponding period in 2002.

Back to Contents

PART I – FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations
HANOVER FOODS CORPORATION AND SUBSIDIARIES

OTHER (INCOME) EXPENSES

Other income was $.2 million for the twenty-six week period ended November 30, 2003 as compared to other expense of $.2 million for the same period in 2002. Other expense, net was $11,000 for the thirteen week period ended November 30, 2003 as compared to other income, net of $21,000 for the same period in 2002. The decrease in other expenses for the twenty-six week period is due from income generated from the sales of investments. The increase in other expenses for the thirteen week period is due to an increase in the foreign translation loss for the current period compared to the prior year.

INCOME TAXES

The provision for corporate federal and state income taxes for the twenty-six week period ended November 30, 2003 was $3.2 million, or 34.4% of pretax earnings, as compared to $2.9 million, or 34.5% of pre-tax earnings for the same period in 2002. The provisions for corporate federal and state income taxes for the thirteen week period ended November 30, 2003 was $2.4 million, or 35.8% of pre-tax earnings as compared to $2.0 million, or 35.7% of pre-tax earnings for the same period in 2002. The decrease in the effective tax rate for the twenty-six week period is primarily due to increased earnings in jurisdiction with lower effective tax for the current period as compared to the prior period. The increase in the effective tax rate for the thirteen week period is primarily due to increased earnings in jurisdiction with higher effective tax rates in the current period as compared to the prior period.

LIQUIDITY AND CAPITAL RESOURCES

The discussion and analysis of the Corporation’s liquidity and capital resources should be read in conjunction with the Consolidated Statements of Cash Flows, contained elsewhere herein.

OPERATING ACTIVITIES

Net working capital was $48.9 million at November 30, 2003 and $47.0 million at June 1, 2003. The current ratios were 1.83 on November 30, 2003 and 2.07 on June 1, 2003.

Cash used in operating activities for the twenty-six week period ended November 30, 2003 was $1.2 million as compared to cash provided from operating activities of $5.0 million during the same period of 2002. The uses of cash during the twenty-six week period consisted primarily of an increase in finished goods inventory and an increase in accounts and notes receivable partially offset by sources of cash attributed to earnings and a decrease in prepaid expenses and increases in accounts payable and accrued expenses.

Back to Contents

PART I – FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations
HANOVER FOODS CORPORATION AND SUBSIDIARIES

INVESTING ACTIVITIES

During the twenty-six week period ended November 30, 2003, the Corporation spent approximately $5.2 million for the purchase of plant upgrades and expansions. This compares to $3.3 million spent during the same period last year for capital projects. During the twenty-six week period the market value of investments increased $.8 million compared to the same period last fiscal year.

FINANCING ACTIVITIES

The increase in notes payable of approximately $9.2 million during the twenty-six week period ended November 30, 2003 represents borrowings made against available seasonal lines of credit from financial institutions for use in operations and plant upgrades and expansions.

The Corporation has available seasonal lines of credit from financial institutions in the amount of $50.0 million, of which $16.9 million was utilized as of November 30, 2003. Additional borrowing is permitted within prescribed parameters in existing debt agreements, which contain certain performance covenants.

The Company believes that it has sufficient working capital and availability from seasonal lines of credit to meet its cash flow needs.

The following table summarizes the Corporation’s contractual obligations and other commitments as of November 30, 2003:

	Payment Due by Period

Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	After 5 Years

Short-Term Notes Payable	$16,879,000	$16,879,000	$-0-	$-0-	$-0-
Long-Term Debt	27,143,000	4,286,000	8,572,000	6,785,000	7,500,000
Operating Leases	1,121,000	433,000	470,000	218,000	-0-

Total contractual obligations	$45,143,000	$21,598,000	$9,042,000	$7,003,000	$7,500,000

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

PART I – FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations
HANOVER FOODS CORPORATION AND SUBSIDIARIES

The Company’s sources of liquidity are primarily funds from operations and available amounts under three (3) seasonal lines of credit. One line expires on October 29, 2004, the second line expires on October 31, 2004 and the third line expires on January 28, 2005. They are expected to be renewed in the ordinary course of business.

NEW ACCOUNTING STANDARDS

In May 2003, the FASB issued SFAS No. 150 Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. The statement establishes standards for how an issuer classifies and measure certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer to classify a financial instrument within its scope as a liability (or an asset in some circumstances). The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of the Statement did not have any impact on our consolidated financial statements.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

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

The following accounting policies, estimates and assumptions are particularly sensitive because of their significance on the preparation of the Corporation’s consolidated financial statements:

•	The allowance for potentially uncollectible receivables and pending deductions requires management to make significant judgments in estimating future amounts to be received. Our judgments are based upon historical experience and current market conditions. Changes in estimates could be impacted as a result of events, such as a deterioration of the credit status of customers or material reductions in product and sales volumes.

•	Determination of liabilities for pension and post-retirement benefits includes significant assumptions and estimates relating to compensation and health care cost trends, discount rates and rate of return on plan assets. The assumptions are based upon current market and health care trends.

•	Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows estimated to be generated by such assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. However, determining fair value is subject to estimates of both cash flows and interest rates and different estimates could yield different results. There are no events or changes in circumstances of which management is aware indicating that the carrying value of the Corporation’s long-lived assets may not be recoverable.

•	Effective June 1, 2002, the Corporation adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). In accordance with SFAS 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed at least annually for impairment. As required by SFAS 142, management performed transitional impairment testing during the third quarter and annual impairment testing of goodwill and indefinite-lived intangible assets during the fourth quarter of fiscal year 2003. These tests confirmed that the fair value of the Corporation’s reporting units exceeds their carrying values, and that no impairment loss needed to be recognized for goodwill upon the adoption of SFAS 142.

The annual evaluation of goodwill and other indefinite-lived intangible assets requires the use of estimates about future operating results for each reporting unit to determine their estimated fair value. Changes in forecasted operations can materially affect these estimates. Additionally, other changes in the estimates and assumptions, including the discount rate and expected long-term growth rate, which drive the valuation techniques employed to estimate the fair value of goodwill and other indefinite-lived intangible assets could change and, therefore, impact the assessments of impairment in the future.

The footnotes to the consolidated financial statements provide additional information on accounting policies and assumptions used by the Corporation.

PART I – FINANCIAL INFORMATION
Item 3. Quantitative and Qualitative Disclosures About Market Risk
HANOVER FOODS CORPORATION AND SUBSIDIARIES

There are no material changes to the disclosures on this matter provided in the Company’s Annual Report on Form 10-K for the fiscal year ended June 1, 2003, and the Company’s Report on Form 10-Q for the Quarterly Period ended August 31, 2003.

PART I – FINANCIAL INFORMATION
Item 4. Controls and Procedures
HANOVER FOODS CORPORATION AND SUBSIDIARIES

As of November 30, 2003, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective in timely alerting them to material information required to be disclosed by the Company in the reports that it files with the SEC under the Securities Exchange Act of 1934, as amended, during the period that the report is being prepared. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation. As a result, no corrective actions were taken.

PART II – OTHER INFORMATION
HANOVER FOODS CORPORATION AND SUBSIDIARIES

ITEM 1. LEGAL PROCEEDINGS

See note 9 of the Notes of Condensed Consolidated Financial Statements in this form 10-Q for information regarding the 1995 Warehime Family Litigation and the Derivative Action

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS – None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES – None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS – None

ITEM 5. OTHER INFORMATION – None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	EXHIBITS

Exhibit 10.1 2003 Stock Option Plan

Exhibit 31.1 Section 302 Certification – Chief Executive Officer

Exhibit 31.2 Section 302 Certification – Chief Financial Officer

Exhibit 32.1 Certification by John A. Warehime, Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Exhibit

Exhibit 32.2 Certification by Gary T. Knisely, Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	REPORTS ON FORM 8-K – None

Back to Contents

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANOVER FOODS CORPORATION

Date: January 14, 2004	By:	/s/ Pietro Giraffa

Pietro Giraffa
Vice President & Controller
Chief Accounting Officer
(Principal Accounting Officer)

	By:	/s/ Gary T. Knisely

Gary T. Knisely
Executive Vice President
Chief Financial Officer

Back to Contents

EXHIBIT INDEX

Item S-K Exhibit Number	Descritption

Exhibit 10.1	2003 Stock Option Plan

Exhibit 10.2	PNC Bank Line of Credit Personal

Exhibit 10.3	Citizen’s Bank Line of Credit Personal

Exhibit 31.1	Section 302 Certification – Chief Executive Officer

Exhibit 31.2	Section 302 Certification – Chief Financial Officer

Exhibit 32.1	Certification by John A. Warehime, Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Exhibit

Exhibit 32.2	Certification by Gary T. Knisely, Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002