Form 10-Q
period 2004-02-29
HANOVER FOODS CORP /PA/
filed 2004-04-14
CIK 853733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 29, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes        No

Indicate the number of shares outstanding of issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at February 29, 2004

Class A Common Stock, $25 par value	288,018 shares

Class B Common Stock, $25 par value	781,648 shares

Back to Contents

HANOVER FOODS CORPORATION AND SUBSIDIARIES
FORM 10-Q
For the Thirty-Nine Weeks Ended February 29, 2004

Back to Contents

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
HANOVER FOODS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

ASSETS	February 29, 2004 (Unaudited)	June 1, 2003

Current Assets:
Cash and Cash Equivalents	$1,763,000	$4,128,000
Accounts and Notes Receivable, Net	30,073,000	25,099,000
Accounts Receivable from Related Parties, Net	183,000	163,000
Inventories
Finished Goods	46,524,000	40,746,000
Raw Materials and Supplies	18,135,000	17,562,000
Prepaid Expenses	2,163,000	2,216,000
Prepaid Income Taxes	140,000	0
Deferred Income Taxes	917,000	917,000

Total Current Assets	99,898,000	90,831,000

Property, Plant and Equipment, at Cost:
Land and Buildings	58,629,000	53,972,000
Machinery and Equipment	133,442,000	128,422,000
Leasehold Improvements	544,000	544,000

	192,615,000	182,938,000
Less Accumulated Depreciation and Amortization	118,598,000	111,255,000

	74,017,000	71,683,000
Construction in Progress	3,795,000	951,000

Total Property, Plant and Equipment	77,812,000	72,634,000

Other Assets:
Goodwill & Intangible Assets	4,314,000	3,539,000
Other Assets	5,929,000	4,429,000

Total Assets	$187,953,000	$171,433,000

See accompanying notes to condensed consolidated financial statements.

Back to Contents

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements, Continued
HANOVER FOODS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

LIABILITIES AND STOCKHOLDERS’ EQUITY	February 29, 2004 (Unaudited)	June 1, 2003

Current Liabilities:
Notes Payable – Banks	$17,797,000	$7,634,000
Accounts Payable	19,932,000	19,745,000
Accounts Payable to Related Parties – Net	0	7,000
Accrued Expenses	11,131,000	10,921,000
Current Maturities of Long-Term Debt	4,286,000	4,286,000
Income Taxes Payable	662,000	1,211,000

Total Current Liabilities	53,808,000	43,804,000

Long-Term Debt, Less Current Maturities	22,857,000	25,357,000
Other Liabilities	7,011,000	5,916,000
Deferred Income Taxes	2,860,000	3,139,000

Total Liabilities	86,536,000	78,216,000

Stockholders’ Equity:
Series A & B 8 1/4% cumulative convertible preferred, $25
Par Value, 120,000 shares authorized; 31,056 shares issued at June 1, 2003 and February 29, 2004; 14,564 shares outstanding at June 1, 2003 and February 29, 2004	776,000	776,000
Series C cumulative convertible preferred, $25 Par Value, 10,000 shares authorized, issued and outstanding	250,000	250,000
Common stock, Class A, non-voting, $25 Par Value; 800,000 shares authorized, 349,353 shares issued at June 1, 2003 and February 29, 2004; 288,062 shares outstanding at June 1, 2003 and 288,018 at February 29, 2004	8,733,000	8,733,000
Common stock, Class B, voting, $25 Par Value; 880,000 shares authorized, 649,072 shares issued at June 1, 2003 and 848,522 at February 29, 2004, 582,198 shares outstanding June 1, 2003 and 781,648 at February 29, 2004	21,213,250	16,227,000
Capital Paid in Excess of Par Value	34,920,850	16,372,000
Retained Earnings	84,455,000	76,746,000
Treasury Stock, at Cost	(8,177,000)	(8,172,000)
Value of Shares held in Employee Stock Trust – 146,930 shares at June 1, 2003 and 344,679 at February 29, 2004	(40,427,100)	(17,096,000)
Accumulated Other Comprehensive Loss	(327,000)	(619,000)

Total Stockholders’ Equity	101,417,000	93,217,000

Total Liabilities and Stockholders’ Equity	$187,954,000	$171,433,000

See accompanying notes to condensed consolidated financial statements.

Back to Contents

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements, Continued
HANOVER FOODS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations – Unaudited

	Thirty-Nine Weeks Ended		Thirteen Weeks Ended

	February 29, 2004	March 2, 2003	February 29, 2004	March 2, 2003

Net Sales	$234,132,000	$216,485,000	$83,009,000	$73,161,000
Cost of Goods Sold	199,482,000	180,871,000	71,566,000	60,657,000

Gross Profit	34,650,000	35,614,000	11,443,000	12,504,000

Selling Expenses	8,962,000	9,712,000	3,143,000	3,586,000
Administrative Expenses	11,087,000	11,277,000	4,009,000	4,364,000

Operating Profit	14,601,000	14,625,000	4,291,000	4,554,000

Interest Expense	1,794,000	2,218,000	594,000	708,000

Other (Income) Expenses, Net	(231,000)	230,000	(19,000)	75,000

Earnings Before Income Taxes	13,038,000	12,177,000	3,716,000	3,771,000

Income Taxes	4,569,000	4,338,000	1,365,000	1,407,000

Net Earnings	8,469,000	7,839,000	2,351,000	2,364,000
Dividends on Preferred Stock	31,000	31,000	10,000	10,000

Net Earnings Applicable to
Common Stock	$8,438,000	$7,808,000	$2,341,000	$2,354,000

Earnings Per Share:
Net Earnings Per Common Share – Basic	$8.70	$10.85	$2.19	$3.26
Net Earnings Per Common Share – Diluted	$8.62	$10.70	$2.17	$3.22
Dividends per Share, Common	$0.825	$0.825	$0.275	$0.275
Basic Weighted Average Shares	969,620	719,822	1,069,710	721,883
Diluted Weighted Average Shares	982,686	732,888	1,082,776	734,949

See accompanying notes to condensed consolidated financial statements.

Back to Contents

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements, Continued
HANOVER FOODS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

		Total Stockholder’s Equity	Cumulative Convertible Preferred Stock Series A & B Shares	Amount	Cumulative Convertible Preferred Stock Series C Shares	Amount	Common Stock Class A Shares	Amount	Common Stock Class B Shares	Amount	Capital Paid In Excess Of Par Value	Retained Earnings	Treasury Stock Shares	Amount	Employee Stock Trust Shares	Amount	Accumulated Other Comprehensive Income
Balance, June 1, 2003		$93,217,000	31,056	$776,000	10,000	$250,000	349,353	$8,733,000	649,072	$16,227,000	$16,372,000	$76,746,000	144,657	($8,172,000)	146,930	($17,096,000)	($619,000)

Net Earnings for the Period		$8,469,000										$8,469,000
Cash Dividends Per Share:
Preferred – $2.0625 annually		($31,000)										($31,000)
Common – $1.10 annually		($729,000)										($729,000)
Issuance of common stock to
Employee Stock Trust
Class B 199,450 shares	$								199,450	4,986,250	18,548,850				(199,450)	(23,535,100)
Issuance of Common Stock to Employee Stock Ownership Trust															(1,701)	204,000
Redemption of Common Stock
Class A													44	($5,000)
Class B		$0
Stock Conversions		$0
Other Comprehensive Income		292,000															$292,000

Balance February 29, 2004		$101,417,000	31,056	$776,000	10,000	$250,000	349,353	$8,733,000	848,522	$21,213,250	$34,920,850	$84,455,000	144,701	($8,177,000)	344,679	($40,427,100)	($327,000)

See accompanying notes to condensed consolidated financial statements.

Back to Contents

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements, Continued
HANOVER FOODS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Thirty-Nine Weeks Ended
	Feb. 29, 2004	Mar. 2, 2003

Cash Flows From:
Operating Activities:
Net Earnings	$8,469,000	$7,839,000
Adjustments to Reconcile Net Earnings:
To Net Cash Provided by (Used In) Operating Activities:
Depreciation and Amortization	7,343,000	7,361,000
Non Cash Charge (ESOP Contribution)	204,000	545,000
Deferred Income Taxes	(279,000)	44,000
Changes in Assets and Liabilities:
Accounts Receivable	(4,403,000)	645,000
Inventories	(5,701,000)	(2,212,000)
Prepaid Expenses	74,000	329,000
Accounts Payable and Accrued Expenses	305,000	(1,994,000)
Income Taxes Payable	(689,000)	100,000
Other Liabilities	1,095,000	877,000

Net Cash Provided by (Used In) Operating Activities	6,418,000	13,534,000

Investing Activities:
Decrease (Increase) in Other Assets	(1,208,000)	(566,000)
Acquisitions of Property, Plant and Equipment	(8,830,000)	(4,180,000)
Purchases of Businesses	(5,643,000)

Net Cash Provided by (Used In) Investing Activities	(15,681,000)	(4,746,000)

Financing Activities:
Increase in Notes Payable	10,163,000	(4,246,000)
Proceeds from issuance of Long Term Debt	0	0
Payments on Long-Term Debt	(2,500,000)	(2,509,000)
Payment of Dividends	(760,000)	(748,000)
Redemption of Common Stock	(5,000)	(22,000)

Net Cash Provided by (Used In) Financing Activities	6,898,000	(7,525,000)

Net Increase (Decrease) in Cash and Cash Equivalents	(2,365,000)	1,263,000
Cash and Cash Equivalents, Beginning of Period	4,128,000	2,816,000

Cash and Cash Equivalents, End of Period	$1,763,000	$4,079,000

See accompanying notes to condensed consolidated financial statements.

Back to Contents

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements, Continued
HANOVER FOODS CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
February 29, 2004
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

The Corporation’s fiscal year ends at the close of operations on the Sunday nearest to May 31st. Accordingly, these financial statements reflect activity for the thirteen and thirty-nine week periods ended February 29, 2004 and March 2, 2003.

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

The Corporation and its subsidiaries maintain short-term unsecured lines of credit with various banks providing credit availability amounting to $50,000,000 of which $17,797,000 was borrowed at February 29, 2004. The average cost of funds during thirty-nine week period ended February 29, 2004 was 1.89% compared to 2.34% for the thirty-nine week period ended March 2, 2003.

Back to Contents

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements, Continued
HANOVER FOODS CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(3)	LONG-TERM DEBT

The long-term debt of the Corporation and its subsidiaries consist of:

	February 29, 2004	June 1, 2003

8.74% unsecured senior notes payable to an insurance company, due through 2007	$7,143,000	$7,143,000

7.01% unsecured senior notes payable to an insurance company, due through 2011	20,000,000	22,500,000

Total Long-Term Debt	27,143,000	29,643,000

Less current maturities	4,286,000	4,286,000

Net Long-Term Debt	$22,857,000	$25,357,000

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

The Corporation is in compliance with the restrictive provisions in the agreements as of February 29, 2004.

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

	Thirty-NineWeeks Ended		Thirteen Weeks Ended

	Feb. 29, 2004	Mar. 2, 2003	Feb. 29, 2004	Mar. 2, 2003

Revenues:

Park 100 Foods, Inc.	$942,000	$1,643,000	$369,000	$393,000

Expenditures:

Park 100 Foods, Inc.	$19,000	$12,000	$8,000	$2,000

Warehime Enterprises, Inc.	3,000	3,000	1,000	1,000

John A. & Patricia M. Warehime	30,000	48,000	12,000	15,000

Lippy Brothers, Inc.	1,108,000	1,146,000	14,000	704,000

Schaier Travel	0	3,000	0	0

Back to Contents

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements, Continued
HANOVER FOODS CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The respective June 1, 2003 and February 29, 2004 account balances with related parties are as follows:

	February 29, 2004	June 1, 2003

Accounts Receivable:

Park 100 Foods, Inc.	$186,000	$163,000

Accounts Payable:

Park 100 Foods, Inc.	0	7,000
John & Patricia Warehime	3,000	3,000

Back to Contents

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements, Continued
HANOVER FOODS CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(5)	COMPREHENSIVE INCOME Comprehensive income is determined as follows:

	39 Weeks Ended		13 Weeks Ended

	Feb. 29, 2004	Mar. 2, 2003	Feb. 29, 2004	Mar. 2, 2003

Net Income	$8,469,000	$7,839,000	$2,351,000	$2,364,000
Other Comprehensive Income (Loss) - Unrealized Gain (Loss) on Investments	292,000	(270,000)	208,000	(183,000)

Comprehensive Income	$8,761,000	$7,569,000	$2,559,000	$2,181,000

(6)	RECONCILIATION OF NUMERATOR AND DENOMINATOR FOR BASIC AND DILUTED EARNINGS PER SHARE

Numerator for basis earnings per share:

	39 Weeks Ended		13 Weeks Ended

	Feb. 29, 2004	Mar. 2, 2003	Feb. 29, 2004	Mar. 2, 2003

Net earnings applicable to common stock	$8,438,000	$7,808,000	$2,341,000	$2,354,000

Preferred stock dividends	31,000	31,000	10,000	10,000

Net earnings assuming dilution	$8,469,000	$7,839,000	$2,351,000	$2,364,000

Denominator:
Basic weighted average shares	969,620	719,822	1,069,710	721,883

Effect of dilutive securities	13,066	13,066	13,066	13,066

Diluted weighted average shares	982,686	732,888	1,082,776	734,949

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

On October 17, 2003, the Corporation’s Board of Directors adopted the Hanover Foods Corporation 2003 Stock Option Plan (the “2003 Option Plan”). All full-time employees (excluding employees represented by a collective bargaining agent) of the Corporation and of any present or future parent or subsidiary of the Corporation who have been employed for at least one year, excluding John A. Warehime, are eligible to receive options under the 2003 Option Plan. No individual may receive options under the 2003 Option Plan for more than 5% of the total number of shares of the Corporation’s Class B common stock authorized for issuance under the 2003 Option Plan. 200,000 shares of the Corporation’s Class B common stock, par value $25.00 per share, are authorized for issuance under the 2003 Option Plan. On October 17, 2003, the Board of Directors of the Corporation voted to make a grant to all full-time, non-union employees of the Corporation who have been employed by the Corporation for at least one year, other than John A. Warehime except that if an individual is in the employ of the Corporation or any of its subsidiaries as of October 17, 2003, but has not been employed for at least one year as of October 17, 2003, once the one year employment requirement has been satisfied, the employee will receive stock options, with an option price equal to the appraised fair market value at the time of the option grant. The Board of Directors granted options for199,450 shares of Class B common stock.

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

Back to Contents

Had compensation expense for all stock and employee stock purchase plans been determined based upon the fair value at the grant date for awards under these plans consistent with the method prescribed under SFAS No. 123, “Accounting for Stock-Based Compensation” as amended, net (loss) income and (loss) earnings per share would have been adjusted to the pro forma amounts as follows:

	39 Weeks Ended		13 Weeks Ended

	Feb. 29, 2004	Mar. 2, 2003	Feb. 29, 2004	Mar. 2, 2003

Net earnings applicable to common stockholders, as reported	$8,438,000	$7,808,000	$2,341,000	$2,384,000
Deduct: Total stock based employee compensation expense determined under the fair value base method for all awards, net of related tax effects	(60,000)	(60,000)	(20,000)	(20,000)

Pro forma net income applicable to common stock	$8,738,000	$7,748,000	$2,321,000	$2,334,000

Earnings per share:
Basic-as reported	$8.70	$10.85	$2.19	$3.26
Basic – pro-forma	$8.64	$10.76	$2.17	$3.23
Diluted-as reported	$8.62	$10.70	$2.17	$3.22
Diluted-pro forma	$8.53	$10.57	$2.14	$3.18

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

On November 27, 2000, the Supreme Court of Pennsylvania reversed and remanded the Order of the Superior Court issued on December 2, 1998 and, in effect, the Order of the Superior Court issued September 12, 2000. In reversing the Superior Court’s Order, the Supreme Court of Pennsylvania held that John A. Warehime, the trustee of the voting trust, did not breach his fiduciary duties in voting the trust shares in favor of the Amended and Restated Articles of Incorporation. The Supreme Court remanded the case to the Superior Court of Pennsylvania to consider other issues raised by Michael A. Warehime

On May 4, 2001, the Superior Court of Pennsylvania, on remand from the Supreme Court of Pennsylvania to decide several remaining issues, held that the 1997 amendments to the Corporation’s Amended and Restated Articles of Incorporation “violated principles of corporate democracy” and should be invalidated even though the Superior Court found the directors acted in good faith and their actions in approving the amendments did not result in a breach of their fiduciary duties. A petition for allocatur was filed with the Supreme Court of Pennsylvania requesting that the Supreme Court of Pennsylvania review the Superior Court’s May 4, 2001 ruling. On September 17, 2002, the Supreme Court of Pennsylvania granted the petition for allocatur and oral argument was heard in the matter on May 13, 2003.

Back to Contents

On December 12, 2002, Michael Warehime filed an Emergency Application for Expedited Relief with the Pennsylvania Supreme Court in the Warehime v. Warehime appeal concerning the election of directors noticed for December 23, 2002. The Pennsylvania Supreme Court denied Michael Warehime’s emergency application on December 20, 2002.

On December 12, 2002, Michael Warehime filed a Motion for Relief under the Warehime v. Schaier caption in the York County Court of Common Pleas. Michael Warehime’s motion requested, inter alia, that Hanover Foods Corporation’s December 23, 2002 election be conducted according to the Articles of Incorporation as they existed prior to June 25, 1997. Following a hearing on December 20, 2002, the York County Court of Common Pleas denied Michael Warehime’s Motion for Relief. On January 17, 2003 Michael Warehime appealed the Court’s denial of his Motion for Relief to the Superior Court of Pennsylvania. Oral argument was heard in this matter before the Superior County on January 13, 2004.

The Corporation is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Corporation’s consolidated financial position, results of operations or liquidity.

(10)	SUBSEQUENT EVENT

In March 2004, Aunt Kitty’s Foods, Inc. a wholly owned subsidiary of the Corporation purchased substantially all of the assets of a canned food processing company located in New Jersey in a foreclosure sale for $6,400,000. The operation of the acquired company will be included in the consolidated financial statements of Hanover Foods Corporation from the date of acquisition.

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

RESULTS OF OPERATIONS
NET SALES

Consolidated net sales were $234.1 million for the thirty-nine week period ended February 29, 2004. This represents an increase of 8.2% over the thirty-nine week period ended March 2, 2003 consolidated net sales of $216.5 million. Consolidated net sales were $83.0 million for the thirteen week period ended February 29, 2004, a 13.5% increase from the consolidated net sales of $73.2 million for the corresponding period in the prior year. The increase in consolidated net

Back to Contents

PART I – FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations
HANOVER FOODS CORPORATION AND SUBSIDIARIES

sales for the thirty-nine week period was due to increased refrigerated and fresh food sales as well as increases in our snacks, branded sales, private label, and food service sales. These increases were partially offset by decreases in industrial and canned mushroom sales. The increase in consolidated net sales for the thirteen week period was due to increases in refrigerated and fresh food sales as well as increases in our snacks, branded, private label, industrial and food service sales.

COST OF GOODS SOLD

Cost of goods sold were $199.5 million, or 85.2% of consolidated net sales in the thirty-nine week period ended February 29, 2004 and $180.9 million, or 83.5% of consolidated net sales for the corresponding period in 2003. Cost of goods sold were $71.6 million, or 86.2% of consolidated net sales for the thirteen week period ended February 29, 2004 as compared to $60.7 million, or 82.9% of consolidated net sales for the corresponding period in 2003. The increase in cost of goods sold as a percentage or net sales resulted primarily from the increases in refrigerated food sales and private label snacks at a higher cost of sales percentage as compared to other sales of the Company as well as higher energy, health care costs and raw commodity price increases without a corresponding increase in prices due to competition pressures. The increase cost of goods sold as a percentage of net sales for the thirteen week period resulted primarily from higher energy costs, health care costs and raw commodity prices as well as higher cost of goods percentage in our refrigerated foods sales and private label snack sales as well as frozen industrial sales which have increased for the quarter ended February 29, 2004

GROSS MARGIN

Gross margins were $34.7 million, or 14.8% of consolidated net sales in the thirty-nine week period ended February 29, 2004 and $35.6 million, or 16.5% of consolidated net sales for the corresponding period in 2003. Gross margins were $11.4 million, or 13.8% of consolidated net sales for the thirteen week period ended February 29, 2004 as compared to $12.5 million, or 17.1% of consolidated net sales for the corresponding period in 2003. The decrease in gross margins as a percentage of net sales for both the thirty-nine week and thirteen-week periods resulted primarily from higher energy costs, increases in health care costs and higher raw commodity costs as well as lower gross margins in our refrigerated food sales and private label snack sales which increased for the period. During the thirteen week period ended February 29, 2004 our industrial frozen sales increased 19%, which have lower margins than other sales areas of the corporation.

SELLING EXPENSES

Selling expenses were $9.0 million, or 3.8% of consolidated net sales for the thirty-nine week period ended February 29, 2004 as compared to $9.7 million or 4.5% of consolidated net sales for the corresponding period in 2003. Selling expense were $3.1 million or 3.8% of consolidated net

Back to Contents

PART I – FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations
HANOVER FOODS CORPORATION AND SUBSIDIARIES

sales for the thirteen week period ended February 29, 2004 as compared to $3.6 million, or 4.9% of consolidated net sales during the corresponding period in 2003. The decrease in selling expense for both periods reflects lower customer advertising dollars, lower customer fees on promotion charges due to faster processing of the data as well as lower package design expenses.

ADMINISTRATIVE EXPENSES

Administrative expenses were $11.1 million, or 4.7% of consolidated net sales for the thirty-nine week period ended February 29, 2004 as compared to $11.3 million, or 5.2% of consolidated net sales for the corresponding period in 2003. Administrative expenses were $4.0 million, or 4.8% of consolidated net sales for the thirteen week period ended February 29, 2004 as compared to $4.4 million, or 6.0% or consolidated net sales for the corresponding period in 2003. The decrease in administration expense for both the thirty-nine and thirteen week period reflects lower workmen’s compensation insurance reserves at Hanover Insurance Company Limited, a wholly-owned subsidiary of Hanover Foods Corporation, and lower 401K and ESOP contribution reserves, off-set by increases in the provision for the supplemental pension benefits.

INTEREST EXPENSE

Interest expense was $1.8 million for the thirty-nine week period ended February 29, 2004 as compared to $2.2 million for the same period in 2003. Interest expense was $.6 million for the thirteen week period ended February 29, 2004 as compared to $.7 million for the same period in 2003. The decreases in both periods reflects lower average borrowings as well as lower average borrowing rate for the periods compared to 2003.

The average seasonal borrowings were $11.5 million for the thirty-nine week period ended February 29, 2004 a decrease of $7.3 million compared to the corresponding period in 2003. The average seasonal borrowing rate was 1.92% for the thirty-nine week period ended February 29, 2004 a decrease of .48% compared to the corresponding period in 2003. The average seasonal borrowings was $16.9 million for the thirteen week period ended February 29, 2004 an increase of $.2 million compared to the corresponding period in 2003. The average seasonal borrowing rate was 1.84% for the thirteen week period ended February 29, 2004 a decrease of .57% compared to the corresponding period in 2003.

Back to Contents

PART I – FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations
HANOVER FOODS CORPORATION AND SUBSIDIARIES

OTHER (INCOME) EXPENSES

Other income was $.2 million for the thirty-nine week period ended February 29, 2004 as compared to other expense of $.2 million for the same period in 2003. Other income, net was $19,000 for the thirteen week period ended February 29, 2004 as compared to other expenses, net of $75,000 for the same period in 2003. The increase in other income for the thirty-nine week period is due from income generated from the sales of investments. The decrease in other expenses for the thirteen week period is due to an decrease in the foreign translation loss for the current period compared to the prior year, and income generated from the sales of investments.

INCOME TAXES

The provision for corporate federal and state income taxes for the thirty-nine week period ended February 29, 2004 was $4.6 million, or 35.0% of pretax earnings, as compared to $4.3 million, or 35.6% of pre-tax earnings for the same period in 2003. The provisions for corporate federal and state income taxes for the thirteen week period ended February 29, 2004 was $1.4 million, or 37.3% of pre-tax earnings as compared to $1.4 million, or 37.7% of pre-tax earnings for the same period in 2003. The decrease in the effective tax rate for the thirty-nine week period is primarily due to increased earnings in jurisdiction with lower effective tax for the current period as compared to the prior period. The decrease in the effective tax rate for the thirteen week period is primarily due to increased earnings in jurisdiction with lower effective tax rates in the current period as compared to the prior period.

LIQUIDITY AND CAPITAL RESOURCES

The discussion and analysis of the Corporation’s liquidity and capital resources should be read in conjunction with the Consolidated Statements of Cash Flows, contained elsewhere herein.

OPERATING ACTIVITIES

Net working capital was $46.1 million at February 29, 2004 and $47.0 million at June 1, 2003. The current ratios were 1.86 on February 29, 2004 and 2.07 on June 1, 2003.

Cash provided in operating activities for the thirty-nine week period ended February 29, 2004 was $6.4 million as compared to cash provided from operating activities of $13.5 million during the same period of 2003. The uses of cash during the thirty-nine week period consisted primarily of an increase in finished goods inventory and an increase in accounts and notes receivable partially offset by sources of cash attributed to earnings and increases in accounts payable and accrued expenses and other liabilities.

Back to Contents

PART I – FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations
HANOVER FOODS CORPORATION AND SUBSIDIARIES

ACQUISITIONS

On December 12, 2003, Bickel’s Snack Foods, Inc. purchased Wege Pretzel Company real estate, equipment, motor vehicles, accounts receivable and inventory owned by LDI, Inc., Hanover, PA for $4,200,000.

On February 29, 2004, Spring Glen Fresh Foods, Inc. purchased certain assets of Sunsprout of Lancaster County, Inc. for $1,443,000.

INVESTING ACTIVITIES

During the thirty-nine week period ended February 29, 2004, the Corporation spent approximately $8.8 million for the purchase of plant upgrades, expansions and acquisitions. This compares to $3.3 million spent during the same period last year for capital projects. During the thirty-nine week period the market value of investments increased $1.4 million compared to the same period last fiscal year and the Corporation recorded $.8 million of goodwill due to the acquisition of Sunsprout Corp. of Lancaster, PA on February 29, 2004.

FINANCING ACTIVITIES

The increase in notes payable of approximately $10.1 million during the thirty-nine week period ended February 29, 2004 represents borrowings made against available seasonal lines of credit from financial institutions for use in operations and plant upgrades, expansions and acquisitions.

The Corporation has available seasonal lines of credit from financial institutions in the amount of $50.0 million, of which $17.8 million was utilized as of February 29, 2004. Additional borrowing is permitted within prescribed parameters in existing debt agreements, which contain certain performance covenants.

The Company believes that it has sufficient working capital and availability from seasonal lines of credit to meet its cash flow needs.

The following table summarizes the Corporation’s contractual obligations and other commitments as of February 29, 2004:

		Payment Due by Period

Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	After 5 Years

Short-Term Notes Payable	$17,797,000	$17,797,000	$-0-	$-0-	$-0-
Long-Term Debt	27,143,000	4,286,000	8,572,000	6,785,000	7,500,000
Operating Leases	1,121,000	433,000	470,000	218,000	-0-

Total contractual obligations	$46,061,000	$22,516,000	$9,042,000	$7,003,000	$7,500,000

Back to Contents

PART I – FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations
HANOVER FOODS CORPORATION AND SUBSIDIARIES

In the current fiscal year, the Company is obligated to purchase 6,000,000 lbs. of tomato paste from California Tomato Products, Colusa, California. Effective March 15, 2004, the Company contracted to purchase a minimum of 5,000,000 lbs. of tomato paste per year from The Morningstar Packing Company L.P., Los Banos, California until June 30, 2007. The current market price of tomato paste is 28¢/lb. FOB California.

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

Back to Contents

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

Back to Contents

PART I – FINANCIAL INFORMATION
Item 3. Quantitative and Qualitative Disclosures About Market Risk
HANOVER FOODS CORPORATION AND SUBSIDIARIES

There are no material changes to the disclosures on this matter provided in the Company’s Annual Report on Form 10-K for the fiscal year ended June 1, 2003, and the Company’s Report on Form 10-Q for the Quarterly Period ended February 29, 2004.

PART I – FINANCIAL INFORMATION
Item 4. Controls and Procedures
HANOVER FOODS CORPORATION AND SUBSIDIARIES

As of February 29, 2004, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective in timely alerting them to material information required to be disclosed by the Company in the reports that it files with the SEC under the Securities Exchange Act of 1934, as amended, during the period that the report is being prepared. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation. As a result, no corrective actions were taken.

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

ITEM 5. OTHER INFORMATION – None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K – None

(a) EXHIBITS

Exhibit 31.1 Section 302 Certification – Chief Executive Officer

Exhibit 31.2 Section 302 Certification – Chief Financial Officer

Exhibit 32.1 906 Certification – Chief Executive Officer

Exhibit 32.2 906 Certification – Chief Financial Officer

(b) REPORTS ON FORM 8-K – None

Back to Contents

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANOVER FOODS CORPORATION

Date: April 14, 2004	By:	/s/ Pietro Giraffa
—————————————
Pietro Giraffa Vice President & Controller Chief Accounting Officer (Principal Accounting Officer)

	By:	/s/ Gary T. Knisely
—————————————
Gary T. Knisely Executive Vice President Chief Financial Officer

Back to Contents

Item S-K Exhibit Number	Description

Exhibit 31.1	Section 302 Certification – Chief Executive Officer

Exhibit 31.2	Section 302 Certification – Chief Financial Officer

Exhibit 32.1	Certification by John A. Warehime, Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Exhibit

Exhibit 32.2	Certification by Gary T. Knisely, Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Exhibit