Form 10-Q/A
period 2004-02-29
HANOVER FOODS CORP /PA/
filed 2004-04-16
CIK 853733

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

Back to Contents

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements, Continued
HANOVER FOODS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

LIABILITIES AND STOCKHOLDERS’ EQUITY	February 29, 2004 (Unaudited)	June 1, 2003

Current Liabilities:
Notes Payable – Banks	$17,797,000	$7,634,000
Accounts Payable	19,932,000	19,745,000
Accounts Payable to Related Parties – Net	0	7,000
Accrued Expenses	11,131,000	10,921,000
Current Maturities of Long-Term Debt	4,286,000	4,286,000
Income Taxes Payable	662,000	1,211,000

Total Current Liabilities	53,808,000	43,804,000

Long-Term Debt, Less Current Maturities	22,857,000	25,357,000
Other Liabilities	7,011,000	5,916,000
Deferred Income Taxes	2,860,000	3,139,000

Total Liabilities	86,536,000	78,216,000

Stockholders’ Equity:
Series A & B 8 1/4% cumulative convertible preferred, $25
Par Value, 120,000 shares authorized; 31,056 shares issued at June 1, 2003 and February 29, 2004; 14,564 shares outstanding at June 1, 2003 and February 29, 2004	776,000	776,000
Series C cumulative convertible preferred, $25 Par Value, 10,000 shares authorized, issued and outstanding	250,000	250,000
Common stock, Class A, non-voting, $25 Par Value; 800,000 shares authorized, 349,353 shares issued at June 1, 2003 and February 29, 2004; 288,062 shares outstanding at June 1, 2003 and 288,018 at February 29, 2004	8,733,000	8,733,000
Common stock, Class B, voting, $25 Par Value; 880,000 shares authorized, 649,072 shares issued at June 1, 2003 and 848,522 at February 29, 2004, 582,198 shares outstanding June 1, 2003 and 781,648 at February 29, 2004	21,213,250	16,227,000
Capital Paid in Excess of Par Value	34,920,850	16,372,000
Retained Earnings	84,455,000	76,746,000
Treasury Stock, at Cost	(8,177,000)	(8,172,000)
Value of Shares held in Employee Stock Trust – 146,930 shares at June 1, 2003 and 344,679 at February 29, 2004	(40,427,100)	(17,096,000)
Accumulated Other Comprehensive Loss	(327,000)	(619,000)

Total Stockholders’ Equity	101,417,000	93,217,000

Total Liabilities and Stockholders’ Equity	$187,953,000	$171,433,000

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

HANOVER FOODS CORPORATION

Date: April 16, 2004	By:	/s/ Pietro Giraffa
—————————————
Pietro Giraffa Vice President & Controller Chief Accounting Officer (Principal Accounting Officer)

	By:	/s/ Gary T. Knisely
—————————————
Gary T. Knisely Executive Vice President Chief Financial Officer