Form 10-K
period 2004-05-30
HANOVER FOODS CORP /PA/
filed 2004-08-30
CIK 853733

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 30, 2004

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________
Commission file number 000-17896

HANOVER FOODS CORPORATION

(Exact name of registrant as specified in its charter)

Pennsylvania	23-0670710

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1486 YORK STREET, P.O. BOX 334 HANOVER, PENNSYLVANIA 17331-0334

(Address of principal executive offices) (Zip code)

Registrant’s telephone number including area code: (717) 632-6000
Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

Class A Nonvoting Common Stock

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes   No

As of November 30, 2003, the last business day of the second fiscal quarter of Fiscal 2004, aggregate value of Class B Voting Common Stock held by non-affiliates of the registrant based on the average bid and asked price of such shares on the NASDAQ over the counter market was $11,458,125 excluding 355,399 shares owned by the Employee Stock Trust and Employee Stock Ownership Plan. As of November 30, 2003, the estimated aggregate market value of Class A Nonvoting Common Stock held by non-affiliates of the registrant was $14,527,800 based on the average bid and asked price of such shares on the NASDAQ over the counter market. (The exclusion of the market value of shares owned by any individual or entity shall not be deemed an admission that such person is an “affiliate” of the registrant.) There were 781,648 shares of Class B Common Stock outstanding as of August 11, 2004, of which 355,399 shares were owned by the Employee Stock Trust and Employee Stock Ownership Plan. There were 287,996 shares of Class A Common Stock outstanding as of August 11, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the registrant’s 2004 Annual Report to Shareholders, attached as Exhibit 13 to this Form 10-K, are incorporated by reference into Part II of this Form 10-K.

Back to Contents

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

OVERVIEW

Hanover Foods Corporation (as used herein the term “Corporation” refers to Hanover Foods Corporation and its consolidated subsidiaries) was incorporated on December 12, 1924 in Harrisburg, Pennsylvania.

The Corporation has seven (7) wholly-owned subsidiaries, Tri-Co. Foods Corp., Spring Glen Fresh Foods, Inc., Consumers Packing Company, Hanover Insurance Company, Ltd., Nittany Corporation, Bickel’s Snack Foods, Inc and Aunt Kitty’s Foods, Inc. Tri-Co. Foods Corp. has two (2) wholly-owned subsidiaries: Sunwise Corporation and Mayapac, S.A.

Originally, the Corporation was established to provide seasonal packing of locally grown peas, beans and other vegetables. See “Part I — Item 1. Business — Risk Factors — Seasonality and Quarterly Fluctuations.” From this beginning, the Corporation has grown to become one of the leading independent processors of canned vegetables, soups, pasta and stews, frozen vegetables and fruits, frozen meat products, frozen entrees, frozen soft pretzels, canned and frozen mushrooms, fresh foods and snack food products in the eastern United States. The Corporation’s raw materials are readily available, and the Corporation is not dependent on a single supplier or a few suppliers. This growth has resulted from the Corporation’s extended scope of operations, new product development and acquisitions. See “Part I — Item 1. Business — Risk Factors — Industry Conditions and Price and Volume Fluctuations.”

The Corporation is a vertically integrated processor of food products in one industry segment. It is involved in the growing, processing, canning, freezing, packaging, marketing and distribution of its products under its own trademarks, as well as other branded, customer and private labels. See “Part I — Item 1. Business — Risk Factors — General Risks of the Food Industry.”

The Corporation enjoys the strongest retail sales of its products in the mid-Atlantic states and Florida. Introduction of frozen ethnic blends, specialty vegetables, frozen soft pretzels, refrigerated food, canned and frozen mushrooms and snack food products has enabled the Corporation to increase and expand its distribution throughout the eastern seaboard. Distribution in the remainder of the United States is limited to food service, military and industrial customers.

OPERATIONS

The Corporation has operations at eleven (11) plants in Pennsylvania, one (1) plant in Maryland, one (1) plant in Delaware, one (1) plant in New Jersey and two (2) plants in Guatemala.

Back to Contents

PRODUCTS

The Corporation markets its products under the brand names HANOVER, HANOVER FARMS, MYERS, PHILLIPS, GIBBS, SUPERFINE, MARYLAND CHIEF, MITCHELL’S, DUTCH FARMS, SUNWISE, O&C (jarred onions only), SPRING GLEN FRESH FOODS, SUNNYSIDE FOODS, NOTTINGHAM, BICKEL’S, BON TON, YORK SNACKS, CABANA, DRAPER KING COLE, VENICE MAID, AUNT KITTY’S AND HARVEST CHOICE. The products sold by the Corporation under these brand names include canned vegetables, beans and pasta as well as frozen vegetables, frozen meat products, food entrees, refrigerated and fresh foods, canned and frozen mushrooms and potato chips. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Year Ended May 30, 2004 Compared to Year Ended June 1, 2003” in the 2004 Annual Report to Shareholders attached hereto as Exhibit 13 (the “Annual Report”).

DISTRIBUTION

The Corporation’s products are marketed under its brand labels and customer private labels to the consumer for home use and also to the food service trade which includes restaurants, fast food chains, hospitals and schools as well as military and other governmental uses. The Corporation’s ten largest customers accounted for approximately 36% of the Corporation’s net sales for the fiscal year ended May 30, 2004 and 38% of accounts receivable as of May 30, 2004. No single customer accounted for more than 10% of net sales for the fiscal years ended May 30, 2004, June 1, 2003 and June 2, 2002. The Corporation’s products are distributed directly to its customers and indirectly via independent distributors. Sales activities are conducted via Corporation employed sales personnel and independent sales brokerage firms. The Corporation also manufactures private label food products for other food companies.

COMPETITION

The Corporation markets its food products to the retail and food service sectors in the Northeastern, Mid-Atlantic, Southeastern and Midwestern areas of the United States. See “Part I — Item 1. Business — Risk Factors — Competition.” The principal methods of competition within the food processing industry are: price, promotion, advertising, product quality and service. The Corporation competes with national processors such as Birds Eye Foods and Campbell Foods and regional processors such as Bush, Allen and Morgan Foods.

TRADEMARKS

The Corporation has various registered and unregistered trademarks, service marks and licenses which are of material importance to the Corporation’s business. The principal trademarks of the Corporation are: Hanover, Myers, Gibbs, Phillips, Spring Glen, L.K. Bowman, Bickel’s, Bon Ton, Cabana, Aunt Kitty’s and Venice Maid.

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

REGULATION

The Corporation’s operations, as is the case of all food companies, are subject to strict regulation by the U.S. Food and Drug Administration (FDA). The Corporation is also subject to inspection by the Food Safety and Quality Service Division (USDA), for its meat and poultry products. FDA regulates the safety of the food product, the identity of the product, its purity and identification of ingredients therein. USDA establishes grades for products and regulates sanitation. The appropriate state agencies regulate the sanitation of the Corporation’s plants and the manufacture of food products utilizing flour in any baking process.

The Corporation is also regulated by many other federal and state governmental agencies such as Occupational Safety and Health Administration (OSHA), Federal Trade Commission and U.S. Environmental Protection Agency. See “Part I — Item 1. Business — Risk Factors — Regulation.”

Back to Contents

ENVIRONMENTAL CONSIDERATIONS

The Corporation continually makes investments to comply with all federal, state and local laws, environmental rules and regulations. To date, such expenditures have not been material with respect to the Corporation’s capital expenditures, earnings or competitive position. See “Part I — Item 1. Business — Risk Factors — Environmental Risks.”

SOURCES OF SUPPLY

The Corporation maintains an intimate involvement in all phases of agricultural crop production as well as direct procurement of fresh vegetables. The Corporation procures all of its fresh vegetable requirements through direct contracts with farmers who cultivate and harvest the crops according to the Corporation’s specifications. In addition, the Corporation directly procures beans, tomato based products, pasta, herbs and other ingredients, as well as containers and packaging materials from outside vendors throughout the world. No supplier provides more than 10% of the raw materials or packaging materials purchased by the Corporation.

EMPLOYEES

As of August 1, 2004, the Corporation, its divisions and subsidiaries employed 2,205 employees on a full-time and a seasonal basis. 1,622 employees are employed in the United States and 583 are employed in Guatemala.

A total of 744 production workers at the Hanover, PA; Centre Hall, PA; and Clayton, DE plants are members of the United Food and Commercial Workers Union - Locals 1776, 72 and 56, respectively. The Corporation’s subsidiary, Aunt Kitty’s Foods, Inc., at its Vineland, NJ plant has 99 employees, who are members of United Food and Commercial Workers Union Local #56 and 9 employees, who are members of Teamsters Local #676. The Hanover and Centre Hall, PA plants each have their own three (3) year contract beginning January 1, 2003 and ending December 31, 2005. The Clayton, DE plant has its own three (3) year contract beginning January 1, 2002 and ending December 31, 2004. The Vineland, NJ plant union contracts have terms ending as follows: Teamsters #676 – March 31, 2006 and United Food and Commercial Workers Local #56 – March 31, 2008. The Corporation is currently negotiating a collective bargaining agreement with United Food and Commercial Workers Union Local #56 for 87 production and warehouse employees of the Ridgely, MD plant as a result of an election held on June 30, 2004 and certified by the National Labor Relations Board on July 14, 2004. There are no union contracts at any other plants or locations of the Corporation. The Corporation has never had any strikes or labor disputes interfering with its operations. Management considers labor relations to be excellent.

FOREIGN OPERATIONS

The Corporation’s wholly-owned subsidiary, Tri-Co. Foods Corp., has two wholly-owned subsidiaries, Mayapac, S.A., of San Jose Pinula, Guatemala; and Sunwise Corporation, Lakeland, Florida.

Mayapac S.A. procures, processes and ships vegetables and fruit produced in Guatemala. Mayapac S.A. contracts with approximately 2,000 independent farmers in Guatemala for the growing and harvesting of broccoli, cauliflower, okra , Brussels sprouts, melons, cantelope and papaya. The raw vegetable products purchased by the Corporation are frozen at one of two Corporation plants located in San Jose Pinula, Guatemala; and Teculutan, Guatemala.

Sunwise Corporation imports and distributes the Guatemalan products to the Corporation.

The business of the Corporation in Guatemala is subject to the laws of Guatemala which may place restrictions and controls on such matters as ownership, imports and exports, prices, product lines and transfer of funds, and is also subject to the fluctuating exchange rate between the Guatemalan quetzal and the U.S. dollar. See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations — Impact of Events and Commitments of Future Operations” in the Annual Report and “Part I — Item 1. Business — Risk Factors — Risks Associated With Foreign Operations.

Back to Contents

Information with respect to the revenue, cost of sales and identifiable assets for the Corporation’s foreign operations is set forth in Note 11 to the Consolidated Financial Statements entitled "Foreign Operations" in the Annual Report.

RISK FACTORS

Industry Conditions and Price and Volume Fluctuations

The Corporation’s financial performance and growth are related to conditions in the food processing industry. The United States food processing industry is a mature industry. The Corporation’s net sales are a function of product availability and market pricing. In the food processing industry, product availability and market prices tend to have an inverse relationship: market prices tend to decrease as more product is available, whereas if less product is available, market prices tend to increase. Product availability is a direct result of plantings, growing conditions, crop yields and inventories, all of which vary from year to year. In addition, price can be affected by the planting, inventory level and individual pricing decisions of the three or four largest processors in the industry. Generally, the market prices in the food processing industry tend to adjust more quickly to variations in product availability than an individual processor can adjust its cost structure; thus, in an over-supply situation, a processor’s margins likely will weaken, as suppliers generally are not able to adjust their cost structure as rapidly as market prices adjust for the over-supply. The Corporation typically has experienced lower margins during times of industry over-supply. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report.

Seasonality and Quarterly Fluctuations

The Corporation’s operations are affected by the growing cycle of the vegetables it processes. The Corporation’s business can be positively or negatively affected by weather conditions nationally and the resulting impact on crop yields. Favorable weather conditions can produce high crop yields and an over-supply situation in a given year. This over-supply typically will result in depressed selling prices and reduced profitability to the Corporation on the inventory produced from that year’s crops. Excessive rain or drought conditions can produce low crop yields and a shortage situation. This shortage typically will result in higher selling prices and increased profitability to the Corporation. While the national supply situation controls the pricing, the supply can differ regionally because of variations in weather.

Because many of the raw materials processed by the Corporation are agricultural crops, production of products using these crops is predominantly seasonal. As a result, the Corporation needs access to working capital financing to meet its production requirements during these periods. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report.

Competition

All of the Corporation’s products compete with those of other national, major and small regional food processing companies under highly competitive conditions. Many of the Corporation’s major competitors in the market are larger and have greater financial and marketing resources than the Corporation. Continued industry consolidation also may increase the market strength of the Corporation’s larger competitors making it more difficult for the Corporation to increase its market share.

Regulation

United States and foreign governmental laws, regulations and policies directly affect the agricultural industry and food processing industry. The Corporation is subject to regulation by the FDA, the USDA, the Federal Trade Commission, the Environmental Protection Agency and various state agencies with respect to production, packaging, labeling and distribution of its food products. The application or modification of existing, or the adoption of new laws, regulations or policies could have an adverse effect on the Corporation’s business and results of operations.

Back to Contents

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

Environmental Risks

The disposal of solid and liquid waste material resulting from the preparation and processing of foods are subject to various federal, state and local laws and regulations relating to the protection of the environment. Such laws and regulations have an important effect on the food processing industry as a whole, requiring substantially all firms in the industry to incur material expenditures for modification of existing processing facilities and for construction of upgraded or new waste treatment facilities.

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

Risks Associated with Foreign Operations

Foreign operations generally involve greater risks than doing business in the United States. Foreign economies differ favorably or unfavorably from the United States’ economy in such respects as the level of inflation and debt, which may result in fluctuations in the value of the country’s currency and real property. Further, there may be less government regulation in various countries, and difficulty in enforcing legal rights outside the United States. Additionally, in some foreign countries, there is the possibility of expropriation or confiscatory taxation, limitations on the removal of property or other assets, political or social instability or diplomatic developments which could affect the operations and assets of U.S. companies doing business in that country. Some of these risks are more pronounced in developing countries, such as Guatemala. At May 30, 2004, the total assets of the Corporation’s foreign operations were approximately $12.5 million or .006% of total assets.

Litigation Risks

The Corporation is involved in litigation with the Warehime family (see “Part I — Item 3. — Legal Proceedings”). As a result of the pending litigation there may be a change of control of the Corporation. A change in control may not be in the best interests of shareholders and could have an adverse effect on the Corporation’s business and results of operations.

Impact of a Change in Control on the Corporation’s Senior Debt

A change in control of the Corporation would trigger a repayment obligation with respect to $20.0 million in aggregate principal amount of 7.01% Senior Notes due September 15, 2011 of the Corporation (the “Notes”). In the event of any change of control of the Corporation, the Corporation has an obligation to prepay the Notes in the amount equal to 100% of the outstanding principal amount of the Notes and accrued interest thereon, together with a premium equal to the applicable Make-Whole Amount, as defined in the Note Purchase Agreement. A “change in control” as defined in the Note Purchase Agreement means the date on which (i) John Warehime ceases to hold the positions of Chairman, President and Chief Executive Officer of the Corporation or (ii) Gary T. Knisely ceases to hold the positions of Executive Vice President and Secretary of the Corporation. To the extent a change of control were to occur and the Lenders demand repayment of the Notes, the Corporation would be required to obtain an alternative funding source to repay this obligation. While the Corporation currently believes it would be successful in obtaining additional financing, no assurance can be given as to whether the Corporation will be successful in obtaining additional funding sources or if such financing will be on terms and conditions that are acceptable to the Corporation. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in the Annual Report.

Back to Contents

WHERE YOU CAN FIND MORE INFORMATION

The Corporation files, annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). You may read and copy our reports or other filings made with the SEC at the SEC’s Public Reference Room, located at 450 Fifth Street, N.W., Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the Public Reference Room. Our SEC filings are also available on the SEC’s internet website, www.sec.gov. The reference to the SEC’s website, above, is intended to be an inactive textual reference and no documents from the SEC website are intended to be incorporated by reference in this Annual Report on Form 10-K. We will provide, at no cost, copies of our reports and other filings made with the SEC. Requests should be directed to:

Gary T. Knisely
Hanover Foods Corporation
1486 York Street
P.O. Box 334
Hanover, PA 17331
Telephone: (717) 632-6000

Back to Contents

ITEM 2.	PROPERTIES

The following is a list of the Corporation’s manufacturing, processing and warehousing properties. The Corporation owns each of the properties.

UNITED STATES
Hanover, PA (3 locations)	Canned and jarred products processing, repackaging of frozen vegetables, frozen soft pretzels manufacture, and dry and frozen storage. Corporate research, new product development and quality assurance laboratory (corporate headquarters).

Centre Hall, PA	Frozen vegetable processing, frozen food entrée and meat pie manufacturing. Dry and frozen storage.

Lancaster, PA	Fresh vegetables, dry and refrigerated storage.

Nottingham, PA	Canned mushrooms, dry storage.

Ephrata, PA	Refrigerated, fresh foods and soups manufacturing. Dry, refrigerated and frozen storage.

Manheim, PA	Dry storage and direct store distribution center.

Ridgely, MD	Frozen peas, onions, peppers, zucchini and celery, frozen and blanched mushrooms. Dry and frozen storage.

Clayton, DE	Frozen vegetables, breaded mushrooms & okra, frozen food entrees, meat pies and soup manufacture. Dry and frozen storage.

York, PA (3 locations)	Dry storage and distribution. Corn product manufacturer. Dry storage. Extruded corn product manufacturer. Dry storage.

Vineland, NJ	Canned, soups, stews, pasta and meat processing. Dry storage.

GUATEMALA
San Jose Pinula	Frozen vegetable processing, dry and frozen storage, research and quality assurance laboratory.

Teculutan	Frozen vegetable and fruit processing, dry and frozen storage.

The Corporation believes that all plants described above are in adequate condition based upon their purpose and are adequate to meet the Corporation’s required production requirements.

Back to Contents

ITEM 3.	LEGAL PROCEEDINGS

LEGAL MATTERS

Derivative Action

On September 13, 1996, certain Class A shareholders filed a complaint in equity against six of the Corporation’s directors and the estate of a former director in the Court of Common Pleas of York County, Pennsylvania (the complaint). The suit also names the Corporation as a nominal defendant. The suit sought various forms of relief including, but not limited to, recission of the board’s April 28, 1995 approval of John A. Warehime’s 1995 Employment Agreement and the board’s February 10, 1995 adjustment of director’s fees. (Since the filing of this lawsuit, John A. Warehime’s 1995 Employment Agreement was amended.) In addition, the plaintiffs sought costs and fees incident to bringing suit. On November 4, 1996, the complaint was amended to add additional plaintiffs. On June 24, 1997, the Court dismissed the amended complaint for failure to make a prior demand. An appeal was filed on the Court’s June 24, 1997 Order. On December 2, 1998, the Superior Court of Pennsylvania held that the derivative plaintiffs had made adequate demand.

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

Warehime Family Litigation

On February 13, 1997, the Board of Directors proposed an amendment and restatement of the Corporation’s Articles of Incorporation (the “Amended and Restated Articles”) which provides that if all of the following Class B shareholders (or their estates upon the death of such shareholders), Michael A. Warehime, John A. Warehime, Sally W. Yelland, J. William Warehime, and Elizabeth W. Stick (all members of the Warehime family) do not agree in writing to the composition of the Board of Directors or other important matters specified below on or after the 1998 annual shareholders meeting, the trustees of the Corporation’s 401(k) Savings Plan (or a similar employee benefit plan), who qualify as disinterested directors acting as fiduciaries for the employees who participate in the Plan, and the Class A shareholders may become entitled to vote in the manner described in the document.

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

Back to Contents

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

Back to Contents

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

On December 12, 2002, Michael Warehime filed a Motion for Relief under the Warehime v. Schaier caption in the York County Court of Common Pleas. Michael Warehime’s motion requested, inter alia, that Hanover Foods Corporation’s December 23, 2002 election be conducted according to the Articles of Incorporation as they existed prior to June 25, 1997. Following a hearing on December 20, 2002, the York County Court of Common Pleas denied Michael Warehime’s Motion for Relief. On January 17, 2003 Michael Warehime appealed the Court’s denial of his Motion for Relief to the Superior Court of Pennsylvania. Oral argument was heard in this matter before the Superior Court of Pennsylvania on January 13, 2004. On April 22, 2004, the Superior Court of Pennsylvania issued a memorandum reversing the December 22, 2002 decision by the York County Court of Common Pleas and remanding for further proceedings.

The Corporation is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Corporation’s consolidated financial position, results of operations or liquidity.

Back to Contents

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Information contained under the caption “Market for the Registrant’s Common Equity and Related Stockholder Matters” in the Corporation’s Annual Report to Shareholders as of and for the year ended May 30, 2004, which is attached as Exhibit 13, is incorporated herein by reference in response to this item. See “Part III — Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Equity Compensation Plan Information” regarding the Corporation’s equity compensation plans, which information is incorporated by reference.

ITEM 6.	SELECTED FINANCIAL DATA

Information contained under the caption “Financial Highlights Five Years” in the Corporation’s Annual Report to Shareholders as of and for the year ended May 30, 2004, which is attached as Exhibit 13, is incorporated herein by reference in response to this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Corporation’s Annual Report to Shareholders as of and for the year ended May 30, 2004, which is attached as Exhibit 13, is incorporated herein by reference in response to this item.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information contained under the caption “Quantitative and Qualitative Disclosures about Market Risk” in the Corporation’s Annual Report to Shareholders as of and for the year ended May 30, 2004, which is attached as Exhibit 13, is incorporated herein by reference in response to this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements for Hanover Foods Corporation and Subsidiaries contained in the Corporation’s Annual Report to Shareholders as of and for the year ended May 30, 2004, and quarterly financial data contained in the Corporation’s Annual Report to Shareholders as of and for the year ended May 30, 2004, which is attached as Exhibit 13, are incorporated herein by reference in response to this item.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Information contained under caption “Changes in and Disagreements With Accountants on Accounting and Financial Disclosure” contained in the Corporation’s Annual Report to Shareholders as of and for the year ended May 30, 2004, which is attached as Exhibit 13, is incorporated herein by reference in response to this item.

Back to Contents

ITEM 9A.	CONTROLS AND PROCEDURES

The Corporation, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that the Corporation’s disclosure controls and procedures are effective in reaching a reasonable level of assurance that information required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms.

There were no changes to internal control over financial reporting (“Internal Control”) which occurred during the quarter ended May 30, 2004 that materially affected or which are reasonably likely to materially affect Internal Control.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. The Corporation conducts periodic evaluations to enhance, where necessary its procedures and controls.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table and disclosure set forth the name, age and the present principal occupation or employment, and the name and principal business of any corporation or other organization in which such employment is carried on, of the directors of the Corporation.

			Director
Name	Age (1)	Principal Occupation or Employment	Since

John A. Warehime	66	Chairman of the Board, President and Chief Executive	1985
		Officer of the Corporation
Clayton J. Rohrbach, Jr	84	Retired; formerly Vice President of Marketing at CPC	1984
		International
Cyril T. Noel (2)	79	Retired; formerly Vice President of Finance of the	1983
		Corporation
T. Edward Lippy	74	Vice President of Lippy Brothers, Inc.	1994
Arthur S. Schaier	62	President & CEO at Schaier Nissan & Schaier Honda,	1994
		Schaier’s Enterprises, Inc.
James G. Sturgill, CPA, CVA	63	Managing Partner at Sturgill & Associates, LLP	1994
James A. Washburn	54	Chairman and CEO at Park 100 Foods, Inc.	1996
Jennifer W. Carter(3)	40	Homemaker, Former Assistant to the Chairman	2002
T. Michael Haugh	54	President of Hospitality Management Corp.	2002

(1)	Age as of August 11, 2004.

(2)	Mr. Noel served on the Board from May 1983 until June 1994 and from October 1994 to present.

(3)	Ms. Carter is the daughter of John A. Warehime.

The Corporation’s Bylaws, provide that the board of directors should consist of not less than seven and not more than fifteen directors. The Amended and Restated Articles of Incorporation and amendments thereto (the “Articles of Incorporation”) of the Corporation provide that the board of directors is divided into four classes, having staggered terms of office, which are as equal in number as possible, and that the members of each class of directors are to be elected for a term of four years and will serve until their successors have been elected and qualify.

Back to Contents

The following information about the Corporation’s directors is based, in part, upon information supplied by such persons.

John A. Warehime has served as Chairman of the Board and Chief Executive Officer of the Corporation since 1989 and as a Director of the Corporation since 1985. Mr. Warehime has 51 years of experience in the food processing industry.

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

Arthur S. Schaier has been a shareholder; President & CEO – Schaier Nissan, Schaier Honda, and Schaier Enterprieses, Inc., a retail car dealership headquartered at Long Beach, California since 2003. Prior to 2003, he was Corporate General Manager of Earnhardt’s Dodge Motor Companies located in Gilbert, Arizona, since 1981.

James G. Sturgill, CPA, CVA, has been the Managing Partner at Sturgill & Associates, LLP, a public accounting firm headquartered in Westminster, Maryland, since 1993. Prior to 1993, he was employed at Sturgill, Rager & Lehman, a firm located in Westminster, Maryland from 1980 to 1993.

James A. Washburn has been the Chairman and Chief Executive Officer of Park 100 Foods, Inc., a food manufacturing company, located in Tipton, Indiana, since 1991. Mr. Washburn is also Chief Executive Officer of Hamilton Medaris Corporation and H.M.C. Transportation located in Fishers, Indiana.

Jennifer W. Carter was Sales and Marketing Facilitator at the Corporation from 1997 to May 2004 and was Assistant to the Chairman of the Corporation from June 1, 2000 until her retirement on May 1, 2004. Ms. Carter is the daughter of John Warehime.

T. Michael Haugh has been President of Hospitality Management Corporation, Abbottstown, Pennsylvania, a contract food service company including a fine dining restaurant and off-premises catering operation, since 1997.

Back to Contents

EXECUTIVE OFFICERS OF THE CORPORATION WHO ARE NOT ALSO DIRECTORS

Principal Occupation During
Name and Age (1)	Past Five (5) Years and Term in Office

GARY T. KNISELY, ESQUIRE	Executive Vice President-1995-Present;
Chief Financial Officer, Counsel	Vice President-Administration-1989-1995;
Executive Vice President and Secretary	Counsel-1987-Present; Secretary-1987-
Age: 55	Present. Mr. Knisely also acts as Chief
Financial Officer of the Corporation
(January 1996-Present).

PIETRO D. GIRAFFA, JR.	Vice President-Controller-1996-Present;
Vice President-Controller	Controller-1984-1996. Mr. Giraffa also acts as
Chief Accounting Officer	Chief Accounting Officer of the Corporation
Age: 58	(January 1996-Present).

ALAN T. YOUNG	Senior Vice President-Purchasing & Transportation
Senior Vice President-Purchasing and Transportation	July 28, 2000-Present;
Age: 61	Vice President-Transportation-1996-2000;
Vice President-Operations-1991-1996;
Director of Corporate Logistics-1990-1991;
Manager of Corporate Systems-1986-1990.

DANIEL E. SCHUCHART	Vice President of Sales-October 19, 2000-Present;
Vice President of Sales	Vice President of Industrial Sales-June 1, 1995-
Age: 50	October 18, 2000.

STEVEN E. ROBERTSON	Treasurer - January 2003 - Present
Treasurer	Treasury Manager– 1991 – January 2003
Age: 48

(1)	Age as of August 11, 2004.

FAMILY RELATIONSHIPS OF DIRECTORS AND EXECUTIVE OFFICERS

Director Jennifer W. Carter is the married daughter of John A. Warehime, Chairman, Chief Executive Officer and President of the Corporation.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act, requires that directors and certain officers of the Corporation file reports of ownership and changes in ownership with the SEC as to the shares of the Corporation Class A Common Stock beneficially owned by them.

Based solely on its review of copies of such forms received by it, the Corporation believes that during the Corporation’s fiscal year ended May 30, 2004, all filing requirements applicable to its directors and officers were complied within a timely fashion, except for a late Form 3 filed by Mr. Robertson and a late Form 4 filed by each of Messrs Knisely, Giraffa, Young, Schuchart, Robertson and Ms. Carter.

BOARD OF DIRECTORS, COMMITTEES AND ATTENDANCE AT MEETINGS

The Board of Directors held five meetings during fiscal 2004. Each director attended 75% or more of the meetings of the Board and committees of which the director was a member during fiscal 2004. The Board of Directors has a standing audit committee, nominating and corporate governance committee and compensation committee, the functions and composition of which are described below.

Back to Contents

Audit Committee

The audit committee is responsible for, among other matters, the appointment, compensation, retention and oversight of the work of any registered public accounting firm engaged by the Corporation, approving all audit and permissible non-audit services performed by the auditors, reviewing the results of the audit engagement and considering the independence of auditors. Messrs. Noel, Rohrbach and Schaier constituted members of the audit committee in fiscal 2004, with Mr. Noel acting as chairman of the audit committee. On August 25, 2004, the Board of Directors appointed Mr. Sturgill as a member of the audit committee. The Board of Directors determined that at least one member of the audit committee, Mr. Sturgill, serves as the audit committee financial expert. The Board of Directors believes that all members of the audit committee are independent, as required by the Corporate Governance Rules of The NASDAQ Stock Market, Inc. (“NASDAQ Corporate Governance Rules”). The audit committee met four times during fiscal 2004. On August 25, 2004, the audit committee adopted the Amended and Restated Audit Committee Charter, attached to this Form 10-K as Exhibit 99.1.

Nominating and Corporate Governance Committee

In fiscal 2004, the Corporation did not have a nominating committee and the function of nominating directors was carried out by the full Board of Directors. As of August 25, 2004, the Board of Directors has designated a standing nominating and corporate governance committee, referred to as the nominating committee in this document, that is responsible for, among other matters, establishing criteria for selecting directors and recommending to the Board nominees for director and membership on various Board committees. See the nominating committee’s charter, which is attached to this Form 10-K as Exhibit 99.2, for a complete list of the nominating committee’s duties and responsibilities.

Messrs. Noel, Rohrbach and Schaier constitute the nominating committee, with Mr. Rohrbach acting as chairman of the nominating committee. All members of the nominating committee are independent as independence for the nominating committee members is defined in the NASDAQ Corporate Governance Rules.

Consideration of Director Candidates Recommended or Nominated by Shareholders. The nominating committee will consider properly submitted shareholder recommendations of director candidates. A shareholder who wishes to recommend a prospective director nominee should send a letter to the chairman of the nominating committee at: 1486 York Street, P.O. Box 334, Hanover, PA 17331. Such letter must be signed and dated and the following information must be included in or attached to the letter:

•	name and address of the shareholder making the recommendation;

•	proof that the shareholder was the shareholder of record, and/or beneficial owner, of the Company’s common stock as of the date of the letter;

•	the name, address and resume of the recommended nominee; and

•	the written consent of the recommended nominee to serve as a director of the Company if so nominated and elected.

In addition, Article III, Section 2 of the Corporation’s Amended and Restated Bylaws (the “Bylaws”) permits a shareholder of a class of stock entitled to vote for the election of directors to nominate directors for election at the Corporation’s shareholders meeting, provided the shareholder follows the procedures summarized below:

•	shareholder nominations for directors to be elected, other than those made by or on behalf of the Board, must be made in writing and delivered to the Secretary;

•	each shareholder nomination must set forth the following:

• the name, address and qualifications of each proposed nominee;

Back to Contents

	•	all other information regarding the shareholder nominee as would be required to be included in a proxy statement filed pursuant to the SEC proxy rules; and

	•	written confirmation executed by the proposed nominee that such nominee has agreed to serve as a director of the Corporation if so elected; and

•	nominations not made in accordance with the foregoing procedures will be disregarded by the chairman of the meeting and the judge or judges of election will disregard all votes cast for that nominee.

The deadline for submitting shareholder recommendations of director candidates is the same as the deadline for submitting shareholder nominations for director candidates set forth in the Bylaws, which is June 1 of the calendar year in which the meeting to elect the director or directors is to be held. If the number of directors to be elected is increased subsequent to the June 1 deadline, the deadline for the submission of recommendations and nominations for director will be 15 calendar days after the Corporation mails notice of the meeting at which the additional directors are to be elected.

Director Qualifications. In order to be nominated for director, a candidate must meet the following criteria:

•	the director must be a natural person over 21 years of age;

•	the director should have high-level business experience;

•	the director should have knowledge about the issues affecting the Corporation’s business and the food processing industry;

•	the director should have high moral character and share the values of the Corporation; and

•	the director should have sufficient time to devote the director’s energy and attention to the diligent performance of the director’s duties, including, but not limited to, review of the Corporation documents, SEC filings and other materials and the attendance of the Board and committee meetings, as applicable.

Additional special criteria apply to directors being considered to serve on a particular committee of the Board, including, but not limited to, the audit committee. For instance, the nominating committee will review, if applicable, whether the director nominee is independent, as independence is defined in NASDAQ Corporate Governance Rules.

Identifying and Evaluating Nominees for Director. The nominating committee assesses the appropriate size of the Board in accordance with the Corporation’s Bylaws, whether any vacancies on the Board are expected and what incumbent directors will stand for re-election at the next meeting of shareholders. If vacancies are anticipated, or otherwise arise, the nominating committee considers candidates for director suggested by members of the nominating committee and other Board members as well as management, shareholders and other parties and makes recommendations to the Board regarding proposed candidates to fill the vacancy. The nominating committee also has the sole authority to retain a search firm to identify and evaluate director candidates. Except for incumbent directors standing for re-election as described below, there are no differences in the manner in which the nominating committee evaluates nominees for director, based on whether the nominee is recommended by a shareholder or any other party.

In the case of an incumbent director whose term of office expires, the nominating committee reviews such director’s service to the Corporation during the past term, including, but not limited to, the number of Board and committee meetings attended, as applicable, quality of participation and whether the candidate continues to meet the general qualifications for a Board member outlined above, including the director’s independence, as well as any special qualifications applicable to a member of a particular Board committee if such director serves on one or more committees of the Board and makes a recommendation regarding such director’s nomination for reelection to the Board. When a member of the nominating committee is an incumbent director eligible to stand for re-election, such director does not participate in the portion of the nominating committee meeting at which such director’s potential recommendation for nomination for election as a director is discussed by the nominating committee.

Back to Contents

In the case of a new director candidate, the nominating committee will evaluate, if applicable, whether the nominee is independent, as independence is defined under NASDAQ Corporate Governance Rules, and whether the nominee meets the qualifications for a Board member outlined above as well as any special qualifications applicable to a member of a particular Board committee, on which the nominee may be appointed to serve if elected. In connection with such evaluation, the nominating committee determines whether it should interview the nominee, and if warranted, one or more members of the nominating committee interview the nominee in person or by telephone.

Upon completing the evaluation, and the interview in case of a new candidate, the nominating committee makes a recommendation to the Board as to whether to nominate the director nominee for election at the next shareholders meeting at which directors will be elected.

Process for Shareholders to Send Communications to the Board. The Board of Directors believes that the Corporation’s shareholders should have a method of communicating issues or concerns regarding the Corporation’s business or the functions of the Board of Directors to the Board.

Shareholders may address correspondence to the Board of Directors or to individual members of the Board, including the Chairman of the Board’s nominating, compensation or audit committees, c/o Secretary, Hanover Foods Corporation, 1486 York Street, P.O. Box 334, Hanover, PA 17331.

The Corporation’s Secretary will review all correspondence and will create a log of all correspondence received. The Secretary will periodically forward any correspondence received from a holder of the Corporation’s securities which, in the Secretary’s opinion, deals with concerns regarding the Corporation’s business or with the functions of its Board or which he otherwise determines requires attention, to the Board of Directors or to the member of the Board to whom the correspondence is addressed. Directors may at any time review the log of all correspondence received and request copies of any such correspondence.

Concerns relating to internal accounting controls and questionable accounting or auditing matters will be brought to the attention of the Board in accordance with the procedures established by the audit committee with respect to such matters and set forth in the Corporation’s Whistle-Blower Policy.

Policy Regarding Board Members’ Attendance of Annual Shareholder Meetings. The Board of Directors has adopted a policy that a majority of the Corporation’s directors attend the Corporation’s Annual Meeting of Shareholders. Three directors attended the prior annual meeting of shareholders held on December 23, 2002.

Compensation Committee

The compensation committee is responsible for making recommendations to the Board of Directors concerning compensation for the Corporation’s executive officers and taking such other actions as may be required in connection with the Corporation’s compensation and incentive plans. Messrs. Rohrbach and Schaier constitute members of the compensation committee with Mr. Rohrbach acting as chairman of the compensation committee. During fiscal 2004, the compensation committee held one meeting.

CODE OF ETHICS FOR SENIOR FINANCIAL OFFICERS

The Board of Directors has adopted the Code of Ethics for Senior Financial Officers that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer and controller. A copy of the Code of Ethics for Senior Financial Officers is attached to this Form 10-K as Exhibit 14.

DIRECTOR COMPENSATION

During fiscal year 2004, each director of the Corporation was paid an annual retainer of $12,000 payable in equal monthly installments of $1,000. Board Members also receive a fee of $1,500 for each quarterly Board meeting attended in person and $750 for each quarterly Board meeting which the director participated in by telephone. Directors are paid $1,000 for each special Board meeting attended in person and $500 for each special Board meeting which the director participated in by telephone. In addition, an annual fee of $1,000 per year was paid for service as a committee chairman. Committee members also received a fee of $1,000 for each committee meeting attended in person and $500 for each committee meeting which the director participated in by telephone.

Back to Contents

AUDIT COMMITTEE REPORT

On August 25, 2004, the Audit Committee met with management to review and discuss the audited financial statements. The Audit Committee also conducted discussions with its independent auditors, BDO Seidman LLP, regarding the matters required by the Statement on Auditing Standards No. 61. As required by Independence Standards Board Standard No. 1, “Independence Discussions with Audit Committees,” the Audit Committee has discussed with and received the required written disclosures and a confirming letter from BDO Seidman LLP regarding its independence and has discussed with BDO Seidman LLP its independence. Based upon the review and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Corporation’s Annual Report on Form 10-K for the year ended May 30, 2004.

This Audit Committee Report shall not be deemed incorporated by reference in any document previously or subsequently filed with the Securities and Exchange Commission that incorporates by reference all or any portion of this Annual Report on Form 10-K, except to the extent that the Corporation specifically requests that the Audit Committee Report be specifically incorporated by reference.

Members of the Audit Committee

Cyril T. Noel	Clayton Rohrbach, Jr.	Arthur S. Schaier	James G. Sturgill

Back to Contents

ITEM 11.	EXECUTIVE COMPENSATION.

The following table sets forth certain information regarding the compensation paid to the Chief Executive Officer and each of the four other most highly compensated executive officers of the Corporation for services rendered in all capacities during the past three fiscal years (“Named Officers”).

SUMMARY COMPENSATION TABLE

	Annual Compensation					Long Term Compensation Awards

Name and Principal Position	Fiscal Year	Salary	Bonus	Other Annual Compensation		Securities Underlying Options SARS (5)		All Other Compensation

John A. Warehime	2004	$773,950	$326,550	$6,695	(1)	-0-		$1,320,670	(2)(4)
Chairman, President and Chief Executive Officer	2003	737,095	$432,045	$6,695	(1)	-0-		$1,025,509
	2002	701,995	455,505	6,623	(1)	-0-		934,500

Gary T. Knisely	2004	$255,256	$196,547	$-0-		2,500	(5)(6)	$283,559	(3)(4)
Chief Financial Officer, Counsel, Executive Vice President and Secretary	2003	243,101	243,101	-0-		2,000	(5)	$181,425
	2002	231,525	231,525	-0-		-0-		89,000

Alan T. Young	2004	$155,344	$141,267	$-0-		2,500	(5)(6)	$10,000	(4)
Senior Vice President – Purchasing and Transportation	2003	150,819	158,507	-0-		1,500	(5)	$10,000
	2002	146,426	153,217	-0-		-0-		7,638

Pietro D. Giraffa, Jr	2004	$141,813	$109,196	$-0-		2,500	(5)(6)	$10,000	(4)
Vice President – Controller and Chief Accounting Officer	2003	137,683	137,683	-0-		1,000	(5)	$10,000
	2002	131,127	131,127	-0-		-0-		6,477

Daniel E. Schuchart	2004	$128,104	$98,640	$-0-		2,500	(5)(6)	$10,000	(4)
Vice President – Sales	2003	124,373	124,373	-0-		1,000	(5)	$10,000
	2002	118,450	94,405	-0-		-0-		7,245

(1)	Includes perquisites paid pursuant to the June 12, 1995 Employment Agreement, as amended, including the value of a company car and country club dues totaling $6,695.

(2)	Includes the Corporation’s payment for premiums of $153,000 for two split-dollar life insurance policies on the life of Patricia M. Warehime, the wife of Mr. Warehime, and the accrual of $1,157,670 to reflect supplemental pension benefits to be paid pursuant to Mr. Warehime’s Employment Agreement dated June 12, 1995, as amended.

(3)	Includes the Corporation’s accrual of $273,559 to reflect supplemental pension benefits to be paid pursuant to Mr. Knisely’s Employment Agreement, dated January 23, 1997.

(4)	Includes the Corporation’s matching contributions pursuant to the 401(k) Plan made to the accounts of Messrs. Warehime, Knisely, Young, Giraffa and Schuchart in the amount of $10,000.

(5)	On June 20, 2002, the Corporation granted stock options to purchase a total of 13,500 shares of the Corporation’s Class B common stock to the executive officers and key employees, other than John Warehime. No options were granted to John Warehime. Such options have an exercise price of $110.00 per share and vest at a rate of 12.5% of the initial award per year beginning June 20, 2004.

(6)	On October 17, 2003, the Corporation granted stock options to purchase a total of 199,450 shares of the Corporation’s common stock to all full-time non-union employees who had at least one (1) year of service with the Corporation as of October 17, 2003 have one year of service with the Corporation on or before October 17, 2004 other than John A. Warehime. No options were granted to John Warehime. The options granted to the eligible employees on October 17, 2003 have an exercise price of $118.00 per share and vest at a rate of 12.5% of the initial award per year beginning October 17, 2005.

Back to Contents

The following table provides information regarding options granted to the Corporation’s executive officers during Fiscal 2004.

OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

INDIVIDUAL GRANTS

Name	Number of	% of Total
	Securities	Options/SARs	Exercise		Black Scholes
	Underlying	Granted to	or Base		Grant Date
	Options/SARs	Employees in	Price	Expiration	Present
	Granted (#)(1)	Fiscal Year	($/sh)	Date	Value ($) (2)

John A. Warehime	-0-	-0-	-0-	N/A	N/A

Gary T. Knisely	2,500	1.25	$118.00	10/17/13	$88,175

Alan T. Young	2,500	1.25	$118.00	10/17/13	$88,175

Pietro D. Giraffa, Jr.	2,500	1.25	$118.00	10/17/13	$88,175

Daniel E. Schuchart	2,500	1.25	$118.00	10/17/13	$88,175

(1)	Such options have a term of 10 years and become exercisable in eight equal annual installments beginning on the second anniversary of the grant date.

(2)	The Corporation utilized the Black-Scholes option pricing model. The Corporation’s use of this model should not be construed as an endorsement of its accuracy for valuing options. All stock option valuation models, including the Black-Scholes model, require a prediction about the future movement of the stock price. The real value of the options in this table depends upon the actual performance of the Corporation’s stock during the applicable period. The following Black-Scholes assumptions were utilized:

Risk-free interest rate	5.45%
Dividend yield	1%
Expected life	9
Market price at grant(appraisal value)	$118
Expected volatility	8.6

Back to Contents

The following table provides information regarding option exercises during Fiscal 2004 and year end option value.

AGGREGATED OPTIONS/SAR EXERCISED IN LAST FISCAL YEAR
AND FISCAL YEAR END OPTION VALUES

	Shares Acquired On Exercise		Number of Securities
			Underlying	Value of Unexercised
			Unexercised Options	In-the-Money
			at Fiscal	Options at
			Year End	Fiscal Year End
			Exercisable/	Exercisable/
Name		Value Realized($)	Unexercisable	Unexercisable (1)

John A. Warehime	—	—	0/0	$0/0
Gary T. Knisely	—	—	0/4,500	$2,500/$47,500
Alan T. Young	—	—	0/4,000	$1,880/$37,500
Pietro D. Giraffa, Jr.	—	—	0/3,500	$1,250/$27,500
Daniel E. Schuchart	—	—	0/3,500	$1,250/$27,500

(1)	Represents the aggregate market value (market price of the Class B Common Stock less the exercise price) of the options granted based upon the closing sales price per share of $120.00 on May 28, 2004.

(2)	The exercise price of options are: $110.00 per share for options granted under the 2002 Stock Option Plan and $118.00 per share for the options granted under the 2003 Stock Option Plan.

EMPLOYMENT AGREEMENTS AND CHANGE IN CONTROL SEVERANCE AGREEMENTS

On June 12, 1995, the Corporation entered into a five-year employment agreement with its Chief Executive Officer, John A. Warehime, at an annual base salary of $650,000 with such compensation payable retroactively from April 1, 1994 (the “1995 Employment Agreement”). The 1995 Employment Agreement was amended on February 13, 1997 (“Amended Employment Agreement”). The principal terms of Mr. Warehime’s employment arrangements with the Corporation as amended by the Amended Employment Agreement are set forth below.

The Amended Employment Agreement provides for annual increases (but not decreases) in the employee’s annual salary equal to the greater of 5% of the prior year’s salary or the annual percentage increase in the Consumer Price Index (CPI). Mr. Warehime’s annual base salary for fiscal 2004 and 2003 was $773,950 and $737,095, respectively. Unless terminated by either party, the Amended Employment Agreement automatically renews annually on each anniversary date so that five years always remain on the term of the agreement. In the event the employee is terminated without cause, or in the event the employee terminates his employment after a reduction (without his written consent) of his duties or authority, compensation, or similar events, the Amended Employment Agreement provides for the payment of the salary and bonus (including all other benefits) over the remaining term of the agreement. In the event of termination due to death or disability, the Amended Employment Agreement provides for the same payment to the employee (or in the event of the death of the employee, his spouse, or descendants) for one year and thereafter the payment of supplemental pension benefits as described below. In addition, the Amended Employment Agreement provides for the reimbursement by the Corporation of the employee’s legal and accounting fees up to $75,000 per year and reasonable business expenses incurred by the employee in connection with the business of the Corporation. The Amended Employment Agreement also provides the employee with various other benefits including the use of an automobile, disability and life insurance, and a club membership.

Back to Contents

The annual bonus payable to the employee under the Amended Employment Agreement is equal to $100,000 plus 10% of the Corporation’s pretax earnings over $5.0 million provided that no annual bonus is payable if pretax earnings of the Corporation are less than $5.0 million. The Amended Employment Agreement limits salary and the annual bonus payment described above to an aggregate of not more than $1.0 million annually. Annual bonuses can be paid in cash or Class A Common (non-voting) Stock at the option of the employee. For the years ended May 30, 2004, June 1, 2003, and June 2, 2002, the bonus accrued under this agreement was $226,050, $262,905, and $298,000, respectively.

The Amended Employment Agreement also provides for the annual payment of a long-term performance bonus based upon the Corporation’s performance over the prior five-year period as measured by its average sales growth and average increase in operating profits as compared to an industry peer group over the same period. The bonus payable is calculated based upon a formula matrix set forth in the Amended Employment Agreement, with such formula being recommended by an independent management consulting firm retained by the Corporation and approved by the Compensation Committee of the Board of Directors. For the years ended May 30, 2004, June 1, 2003, and June 2, 2002, the long-term performance bonus accrued under this agreement was $100,500, $169,140, and $157,000, respectively.

The Amended Employment Agreement provides for annual supplemental pension benefits, commencing upon the earlier of (a) five years after termination of the employee (or one year following his death or disability) or (b) the date of retirement, payable during the life of the employee and upon his death for the life of his spouse. Such annual supplemental pension benefits are equal to 60% of average total compensation (including bonuses) over the latest three-year period prior to retirement, assuming retirement at age 65 or later. Supplemental pension benefits are reduced based upon an established formula to the extent the employee retires prior to age 65. The net present value of the cost of providing this future benefit is recognized by the Corporation over the remaining expected years of service. The expense recognized under this agreement was approximately $1,158,000, $863,000, and $773,000 for the years ended May 30, 2004, June 1, 2003, and June 2, 2002, respectively. The projected benefit obligation was approximately $5,493,101 and $4,447,000 at May 30, 2004 and June 1, 2003, respectively.

The Amended Employment Agreement was revised effective as of August 1, 1997 to make certain clarifying changes and to require that bonus payments to Mr. Warehime in any taxable year in excess of $1.0 million would be subject to shareholder approval, which shareholder approval was given on August 14, 1997.

On January 23, 1997, the Corporation entered into a five-year employment agreement with Gary T. Knisely, Executive Vice President, Secretary, and Counsel of the Corporation, at an annual salary of $175,000 with such compensation payable retroactively from June 1, 1996 (the “Knisely Agreement”). Unless terminated by either party, the Knisely Agreement automatically renews annually on each anniversary date so that five years always remain on the term of the agreement. The Knisely Agreement provides for annual salary increases (but not decreases) equal to the greater of 5% of the prior year’s salary or the annual percentage increase in the CPI, as well as incentive bonuses and various other benefits. As of May 30, 2004, the aggregate liability of the Corporation under this agreement for the next five years is estimated to be $1,480,973, excluding annual performance bonuses. In the event the employee is terminated without cause, or in the event the employee terminates his employment after a reduction (without his written consent) of his duties or authority, compensation, or similar events, the Knisely Agreement provides for the payment of the salary and bonus (including all other benefits) over the remaining term of the agreement. In the event of termination due to death or disability, the Knisely Agreement provides for the payment of salary and bonus (including all other benefits) to the employee (or his spouse or other descendants in the event of the employee’s death) for the later of one year from the date of such termination or the death of the employee.

The Knisely Agreement also provides for annual supplemental pension benefits equal to 60% of the employee’s average annual compensation (including bonuses but excluding other benefits) over the three most recent fiscal years prior to the employee’s termination if the employee is no longer employed by the Corporation and the employee has attained the age of 55. Such annual supplemental pension benefits are payable for the remainder of the lifetime of the employee. The net present value of the cost of providing this future pension benefit is recognized by the Corporation over Mr. Knisely’s expected remaining years of service. The expense recognized for supplemental pension benefits under this agreement was approximately $273,559, $171,000, and $81,000, for the years ended May 30, 2004, June 1, 2003, and June 2, 2002, respectively. The projected benefit obligation was approximately $1,191,056 and $593,000 at May 30, 2004 and June 1, 2003, respectively.

Back to Contents

On May 21, 1997, the Corporation entered into a change in control severance agreement with Alan T. Young which provides for termination compensation if Mr. Young’s employment is terminated: (i) involuntarily, within 24 months of change in control or (ii) voluntarily, following a reduction in base salary, duties and responsibilities, within 24 months of a change in control. A “change in control” shall be deemed to occur if John A. Warehime ceases to be Chief Executive Officer of the Corporation or ceases to have the power and authority of the Chief Executive Officer. Pursuant to the terms of this agreement, any payment due thereunder shall be made over a two year period no less frequently than monthly and all payments during any twelve month period shall not in the aggregate exceed the officer’s total cash compensation (salary and bonus) received from the Corporation during fiscal 2001.

On October 17, 2001, the Corporation entered into a similar change in control severance agreement with each of the following seven current officers: Mr. Pietro D. Giraffa, Jr., Mr. Edward L. Boeckel, Jr., Mr. Daniel E. Schuchart, Mr. William S. Gaugler, Jr., Mr. Timothy D. Mechler, Mr. Jeffrey A. Warehime and Mr. J. Andrew Warehime. Jeffrey A. Warehime and Andrew Warehime are the adult children of John Warehime, the Chairman of the Corporation.

All payments made pursuant to any of these agreements are subject to the further conditions that: (i) the officer maintain the confidentiality of the Corporation’s trade secrets, customer lists and other proprietary information of the Corporation; (ii) for a period of two years following the termination of the officer, neither the officer or his employer or business associate shall enter into or attempt to enter into any business relationship, solicit for employment or employ any person, employed by the Corporation or its affiliates at any time within six months prior to the officer’s termination; and (iii) for a period of two years following the termination, the officer shall not directly or indirectly own, manage, operate, join or participate in any capacity, any entity which is primarily engaged in a business which competes with any significant business of the Corporation or its affiliates. If the executives were terminated on May 30, 2004, under circumstances entitling them to severance payments pursuant to these agreements, the aggregate amount due to each under the agreement would have been as follows: Mr. Young $387,810, Mr. Giraffa $331,472, Mr. Boeckel $240,626, Mr. Schuchart $313,326, Mr. Gaugler $217,648, Mr. Mechler $216,892, Mr. Jeffrey A. Warehime $240,500 and Mr. J. Andrew Warehime $123,678.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

Hanover Foods has designed its executive compensation program to attract, motivate and retain talented executives. Toward this end, the executive compensation program provides:

•	A base salary program and benefits to attract and retain talented executives who demonstrate the qualities required in Hanover Food’s business operations and who meet the Corporation’s established goals and standards.

•	Annual incentive bonus payments that are highly variable based on the achievement of the Corporation’s pre-tax earnings goals and pre-established individual goals. These incentive bonuses reward individuals whose performance contributes to achieving strategic and financial corporate objectives, which increase shareholder value. Additionally, the long-term component of the Chief Executive Officer’s bonus is determined pursuant to a formula based on the Corporation’s performance over the prior five years as compared to an industry peer group over the same period.

The Corporation’s officer compensation program is comprised of base salary, annual cash incentive compensation and various benefits generally available to all full-time employees of the Corporation, including participation in group medical and life insurance plans and a 401(k) plan. The Corporation seeks to be competitive with compensation programs offered by companies in the food processing industry and other companies of a similar size located in its market area based on formal and informal surveys conducted by the Corporation.

Back to Contents

Base Salary.   The Corporation has entered into employment agreements with Messrs. Warehime and Knisely pursuant to which they were entitled to receive annual base salaries of $773,950 and $255,256 during fiscal 2004, respectively. Pursuant to the terms of the employment agreements, such salaries are adjusted each year in accordance with the Consumer Price Index. The Board of Directors believe that the compensation levels established in the employment agreements were consistent with competitive practices for executives at this level based upon an evaluation performed on these employment agreements by an independent management consulting firm.

The Corporation also entered into change in control severance agreement with certain officers of the Corporation which are described under “Employment Agreements and Change in Control Severance Agreements.” These agreements do not establish a base salary for these officers.

Annual Incentive Compensation.   Under his employment agreement, Mr. Warehime is entitled to receive an annual bonus if the Corporation’s pre-tax earnings are $5.0 million or more. Such bonus is equal to $100,000 plus 10% of all pre-tax earnings over $5.0 million. Such bonus, along with base salary, is limited to a maximum of $1.0 million per year. Mr. Warehime is also entitled to a long-term annual bonus based upon the Corporation’s performance over the past five years as measured by its average sales growth percentage (“sales performance index”) and average percentage of operating profits to sales (“profitability index”) as compared to the performance of companies in an industry peer group. The bonus amount is determined by a formula contained in Mr. Warehime’s employment agreement as calculated by an independent management consulting firm retained by the Corporation.

Annual cash bonuses of up to 100% of an officer’s base salary are paid to the Corporation’s officers, other than the Chief Executive Officer, based upon the Corporation’s pre-tax earnings. In certain cases, bonuses are based on certain individual performance goals. In addition, Alan T. Young, Senior Vice President of Purchasing and Transportation received a bonus on incremental industrial sales.

Stock Options.   In Fiscal 2003 and 2004, the Board of Directors approved Stock Option Plans as a means of compensating its executive officers and key employees in Fiscal 2003 and all of its full time non union employees who had at least one full year of service in Fiscal 2004. Options in Fiscal 2003 and Fiscal 2004 were awarded pursuant to these plans, excluding John Warehime.

Compensation of Chief Executive Officer.   Pursuant to his employment agreement, Mr. Warehime’s annual base salary for fiscal 2004 was $773,950, which represents an increase of $36,855 from fiscal 2003. Mr. Warehime also was paid a bonus (which represents both short and long term components of Mr. Warehime’s bonus) pursuant to his employment agreement as a result of the achievement of certain levels of pre-tax income by the Corporation and increases in the Corporation’s sales performance index and profitability index as compared to its peers.

Policy with respect to Section 162(m) of the Internal Revenue Code.   Generally, Section 162(m) of the Internal Revenue Code of 1986, and the regulations promulgated thereunder (collectively, “Section 162(m)”), denies a deduction to any publicly held corporation, such as the Corporation, for certain compensation exceeding $1,000,000 paid during a taxable year to the chief executive officer and the four other highest paid executive officers, excluding, among other things, certain performance-based compensation. The Compensation Committee evaluates to what extent Section 162(m) will apply to its compensation programs. In order to bring bonus payments to Mr. Warehime under his Employment Agreement in excess of $1,000,000 into compliance with Section 162(m), shareholders of the Class B Common Stock approved such bonus payments at a meeting held in August 1997.

Members of the Compensation Committee

Clayton J. Rohrbach, Jr. Arthur S. Schaier

Back to Contents

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of August 11, 2004 certain information with respect to the beneficial ownership of the capital stock by: (i) each person who is known by the Corporation to be the beneficial owner of more than five percent of any class of the Corporation’s capital stock; (ii) each of the Corporation’s directors; (iii) each of the executive officers; and (iv) the Corporation’s directors and Named Officers as a group. Except as otherwise indicated, the beneficial owners of the capital stock listed below have sole investment and voting power with respect to such shares. The address of the directors and Named Officers is that of the Corporation.

As of August 11, 2004, the following number of shares of each class of capital stock were outstanding:

Class of Capital Stock	Number of Shares

Class A Common Stock	287,996
Class B Common Stock	781,648
Preferred Stock, Series A	6,228
Preferred Stock, Series B	8,336
Preferred Stock, Series C	10,000

Back to Contents

		Shares
	Beneficially Owned(1)

	Title of
	Class	Amount	% of Class

NAME OF 5% BENEFICIAL OWNER
Common Stock

Alan A. Warehime Intervivos Trust A(2)	Common A	—	—
Farmers Bank	Common B	39,828	5.0
c/o Allfirst Bank
13 Baltimore Street
Hanover, PA 17331

Alan A. Warehime Intervivos Trust B(3)	Common A	—	—
Farmers Bank	Common B	76,165	9.7
c/o Allfirst Bank
13 Baltimore Street
Hanover, PA 17331

Heartland Advisors, Inc.(4)	Common A	49,500	17.2
c/o William J. Nasgovitz	Common B	—	—
790 North Milwaukee Street
Milwaukee, WI 53202

ARWCO Corporation (18)	Common A	2,568	*
P.O. Box 917	Common B	—
Hanover, PA 17331

Warehime Enterprises, Inc. (18)	Common A	19,109	6.6
251 Frederick Street	Common B	15,994	2.0
Hanover, PA 17331

Elizabeth W. Stick (18)	Common A	14,972	5.2
35 Peyton Road	Common B	44,244	5.7
York, PA 17403

J. William Warehime(18)	Common A	1,834	*
257 Frederick Street	Common B	77,708	9.9
Hanover, PA 17331

Sally W. Yelland(18)	Common A	—	—
2015 Youngs Road	Common B	36,962	4.7
Hanover, PA 17331

Hanover Foods Corporation(5)	Common A	—	—
Employee Stock Trust	Common B	355,399	45.5
1486 York Street
Hanover, PA 17331

Series C Preferred Stock

Hanover Foods Corporation 401(k) Savings Plan Trust (6)	Common A	—	—
1486 York Street	Common B	—	—
Hanover, PA 17331	Preferred C	10,000	100.0

*	Less than one percent

Back to Contents

	Shares
	Beneficially Owned (1)

	Title of
	Class	Amount	% of Class

DIRECTORS AND NAMED OFFICERS

John A. Warehime (9)	Common A	3,562	1.2
	Common B	45,229	5.8
	Preferred C	192	1.9

Clayton J. Rohrbach, Jr. (7)	Common A	88	*
	Common B	—	—

Cyril T. Noel (7) (8) (10)	Common A	301	*
	Common B	—	—
	Preferred A	432	6.9
	Preferred B	360	4.3

T. Edward Lippy (11)	Common A	385	*
	Common B	—	—

Arthur S. Schaier(7)	Common A	3,500	1.2
	Common B	—	—

James G. Sturgill, CPA, CVA (12)	Common A	100	*
	Common B	—	—

James A. Washburn	Common A	—	—
	Common B	—	—

Jennifer W. Carter (13)	Common A	207	*
	Common B	5,855	*
	Preferred C	98	*

T. Michael Haugh	Common A	—	—
	Common B	—	—

Gary T. Knisely, Esq. (8) (14)	Common A	1,688	*
	Common B	4,627	*
	Preferred B	64	*
	Preferred C	192	1.8

Pietro D. Giraffa, Jr. (15)	Common A	—	—
	Common B	3,616	*
	Preferred C	190	1.8

Alan T. Young(16)	Common A	—	—
	Common B	4,122	*
	Preferred C	192	1.8

Daniel E. Schuchart(17)	Common A	88	*
	Common B	3,620	*
	Preferred C	163	1.5

Stephen E. Robertson(18)	Common A	—	—
	Common B	1,563	*
	Preferred C	78.8

*	Less than one percent

Back to Contents

	Shares
	Beneficially Owned (1)

	Title of
	Class	Amount	% of Class

All directors and officers as a group (14 persons)	Common A	9,919	3.4
	Common B	68,632	8.8
	Preferred A	432	6.9
	Preferred B	424	5.1
	Preferred C	1,099	11.0

*	Less than one percent.

(1)	The securities “beneficially owned” by a person are determined in accordance with the definition of “beneficial ownership” set forth in the regulations of the Securities and Exchange Commission and, accordingly, include securities owned by or for the spouse, children or certain other relatives of such person as well as other securities as to which the person has or shares voting or investment power or has the right to acquire within 60 days after August 11, 2004. The same shares may be beneficially owned by more than one person. Beneficial ownership may be disclaimed as to certain of the securities.

(2)	Includes shares held by the Alan A. Warehime Intervivos Trust A. Voting and dispositive power with respect to such shares is shared by five trustees, each of whom has one vote. A majority vote of such individuals is required to vote or dispose of such shares. Trustees of such trust include John A. Warehime, Chairman, President and Chief Executive Officer of the Corporation, Cyril T. Noel, a director of the Corporation, Sally Yelland, Michael Warehime and the Allfirst Bank.

(3)	Includes shares held by the Alan A. Warehime Intervivos Trust B. Voting and dispositive power with respect to such shares is shared by five trustees, each of whom has one vote. A majority vote of such individuals is required to vote or dispose of such shares. Trustees of such trust include John A. Warehime, Chairman, President and Chief Executive Officer of the Corporation, Cyril T. Noel, a director of the Corporation, Sally Yelland, Michael Warehime and the Allfirst Bank.

(4)	As reported by Heartland Advisors, Inc. (“Heartland”) and William J. Nasgovitz, the President and a principal shareholder of Heartland, in Amendment Five to Schedule 13G dated December 31, 2000. Each of Heartland and Mr. Nasgovitz reported sole voting and no dispositive power with respect to the shares held. Such shares are held in investment advisory accounts of Heartland. The interests of one such account, Heartland Value Fund, relates to more than 5% of the class.

(5)	Represents shares held by the Employee Stock Trust and the Employee Stock Ownership Plan Trust which includes 10,859 shares owned by the Employee Stock Ownership Plan and 13,500 shares and 199,450 shares contributed to the Employee Stock Trust for the purpose of funding the Corporation’s obligations under the 2002 and 2003 Employee Stock Option Plans, respectively. Shares held by the Employee Stock Trust are voted by the employee beneficiaries of the Employee Stock Ownership Plan and option grantees and the Stock Option Plan, on a confidential basis, except for procedural matters where the shares are voted by the trustee of such trust, Director Noel.

(6)	The 401(k) Plan may be deemed to beneficially own the shares held by such plan. The Series C Preferred Stock is currently convertible into shares of the Class A Common Stock on a one for one basis. The trustee of the 401(k) Plan is First Union National Bank. The trustees of the subtrust, which holds the Series C Preferred stock under the plan, are Directors Noel, Rohrbach and Schaier.

(7)	Excludes 10,000 shares of the Series C Preferred Stock held by the 401(k) Plan Trust. In their capacity as co-trustees of such plan, Directors Noel, Rohrbach and Schaier have shared voting and dispositive power over the 10,000 shares held by the 401(k) Plan Trust. Shares held by the 401(k) Plan Trust are voted by a majority of the plan trustees. The Series C Preferred Stock is convertible into Class A Common Stock on a one for one basis.

Back to Contents

(8)	Shares of Series A or B Preferred Stock are convertible into Class A Common Stock on an equitable basis. The current conversion ratio is 3.83 shares of Series A or B Preferred Stock to one share of Class A Common Stock. Such conversion ratio is subject to change based upon current book value of the Class A Common Stock.

(9)	Includes 3,562 shares of Class A Common Stock owned jointly with spouse, 328 shares of Class A by Mr. Warehime’s spouse and 8,558 shares of Class B Common Stock, and 185 shares of Series C Preferred Stock owned by Mr. Warehime through the 401(k) Plan.

(10)	Includes 88 shares of Class A Common Stock owned jointly with children, 160 shares of Series A Preferred Stock owned jointly with spouse.

(11)	Includes 385 shares of Class A Common Stock owned jointly with spouse.

(12)	Includes 100 shares of Class A Common Stock owned jointly with spouse.

(13)	Includes 58 shares of Class B Common Stock owned by Ms. Carter through the Employee Stock Ownership Plan, 42 shares of Class B Common Stock owned by Ms. Carter’s husband through the Employee Stock Ownership Plan, 90 shares of Series C Preferred Stock owned by Ms. Carter through 401(k) Plan, 8 shares of Series C Preferred Stock owned by Ms. Carter’s husband through 401(k) Plan, and 2,000 shares of Class B Common Stock issuable upon the exercise of options, as to which Ms. Carter has voting power and 750 shares of Class B Common Stock issuable upon the exercise of options as to which Ms. Carter’s husband has voting power . See Footnote 5 above.

(14)	Includes (i) 127 shares of Class B Common Stock owned by Mr. Knisely through the Employee Stock Ownership Plan, as to which such officer may instruct the trustee how to vote such shares, (ii) 4,500 shares of Class B Common Stock issuable upon the exercise of options, as to which Mr. Knisely has voting power, (iii) 1,461 shares of Class A Common Stock, owned jointly with spouse, (iv) 227 shares of Class A Common Stock owned by Mr. Knisely’s spouse, (v) 64 shares of Series B Preferred Stock, owned jointly with spouse, and (vi) 192 shares of Series C Preferred Stock owned by Mr. Knisely through the 401(k) Plan.

(15)	Includes 116 shares of Class B Common Stock owned by Mr. Giraffa through the Employee Stock Ownership Plan, as to which such officer may instruct the trustee how to vote such shares, 3,500 shares of Class B common Stock issuable upon the exercise of options, as to which Mr. Giraffa has voting power, and 190 shares of Series C Preferred Stock owned by Mr. Giraffa through the 401(k) Plan.

(16)	Includes 122 shares of Class B Common Stock owned by Mr. Young through the Employee Stock Ownership Plan, as to which such officer may instruct the trustee how to vote such shares, 4,000 shares of Class B common Stock issuable upon the exercise of options, as to which Mr. Young has voting power, and 192 shares of Series C Preferred Stock owned by Mr. Young through the 401(k) Plan.

(17)	Includes 120 shares of Class B Common Stock owned by Mr. Schuchart through the Employee Stock Ownership Plan, as to which such officer may instruct the trustee how to vote such shares, 3,500 shares of Class B common Stock issuable upon the exercise of options, as to which Mr. Schuchart has voting power, and 163 shares of Series C Preferred Stock owned by Mr. Schuchart through the 401(k) Plan.

(18)	Ms. Stick and Ms. Yelland are directors and/or officers of ARWCO Corporation or Warehime Enterprises, Inc. The shares owned by Warehime Enterprises, Inc. and ARWCO Corporation are not included in the shares beneficially owned by the individual directors and officers.

(19)	Includes 63 shares of Class B Common Stock owned by Mr. Robertson through the Employee Stock Ownership Plan, as to which such officer may instruct the trustee how to vote such shares, 1,500 shares of Class B Common Stock issuable upon the exercise of options, as to which Mr. Robertson has voting power, and 78 shares of Series C Preferred Stock owned by Mr. Robertson through the 401(k) Plan.

Back to Contents

EQUITY COMPENSATION PLAN INFORMATION

The following table indicates information regarding the Corporation’s equity compensation plans.

					Number of securities
					remaining available for future
	Number of securities to		Weighted-average		issuance under equity
	be issued upon exercise		exercise price of		compensation plans
	of outstanding options,		outstanding options,		(excluding securities reflected
Plan Category	warrants and rights		warrants and rights		in column (a))

	(a)		(b)		(c)

Equity compensation plans approved by security holders	—		—		—

Equity compensation plans not approved by security holders: (6)
2002 Stock Option Plan	13,500	(1)	$110 per share	(2)	21,100
2003 Stock Option Plan	199,450	(4)	$118 per share	(5)	550
401(k) Savings Plan	0		0		190
Employee Stock	0		0		138,191
Ownership Plan

(1)	Amounts reflect options granted during fiscal 2003.

(2)	Reflects the exercise price of options granted on June 20, 2002.

(3)	Represents shares available for issuance under the 2002 Stock Option Plan approved by the Board of Directors following award of options on June 20, 2002.

(4)	Amounts reflect options granted during Fiscal 2004.

(5)	Represents shares available for issuance under the 2003 Stock Option Plan approved by the Board of Directors on October 17, 2003.

(6)	Does not include shares held by the Employee Stock Trust. The Employee Stock Trust is designed to fund contributions to employee benefit plans for non-union employees of the Corporation (excluding John A. Warehime), including, but not limited to, the Employee Stock Ownership Plan and the Stock Option Plan, and holds shares available for issuance (i) under the Employee Stock Ownership Plan, (ii) pursuant to outstanding options issued under the Stock Option Plans, and (iii) to fund other employee benefit plans.

2002 STOCK OPTION PLAN

On June 20, 2002, the Corporation’s Board of Directors adopted the Hanover Foods Corporation 2002 Stock Option Plan (the “2002 Stock Option Plan”). 34,600 shares of the Corporation’s Class B common stock, par value $25.00 per share, are authorized for issuance under the 2002 Stock Option Plan, and options to purchase 13,500 shares were granted during fiscal 2003. All officers and key employees of the Corporation and of any present or future parent or subsidiary of the Corporation are eligible to receive options under the 2002 Stock Option Plan, excluding John A. Warehime. No individual may receive options under the 2002 Stock Option Plan for more than 15% of the total number of shares of the Corporation’s Class B common stock authorized for issuance under the 2002 Stock Option Plan.

The 2002 Stock Option Plan will be administered by the Corporation’s Board of Directors or by an option committee appointed by the Corporation’s Board of Directors. The option committee will consist of a minimum of two and a maximum of five members of the Board of Directors, each of whom will be a “non-employee director” within the meaning of Rule 16b-3(b)(3) under the Exchange Act.

Options issued pursuant to the 2002 Stock Option Plan will be non-qualified stock options. (An “incentive stock option” is an option that satisfies all of the requirements of Section 422(b) of the Internal Revenue Code of 1986, as amended, and the regulations thereunder, and) a “non-qualified stock option” is an option that either does not satisfy all of those requirements or the terms of the option provide that it will not be treated as an incentive stock option. The option price for options issued under the 2002 Stock Option Plan will be equal at least to the fair market value of the Corporation’s Class B common stock on the date of the grant of the option. Options will not be granted pursuant to the 2002 Stock Option Plan after the expiration of ten years from June 20, 2002. The number of shares available for award under the 2002 Stock Option Plan is subject to adjustment in the event of any change in the outstanding shares of the Class B common stock as a result of, among other circumstances, a stock dividend, stock split, recapitalization, merger, transfer of assets, or reorganization.

Back to Contents

2003 STOCK OPTION PLAN

On October 17, 2003, the Corporation’s Board of Directors adopted the Hanover Foods Corporation 2003 Stock Option Plan (the “2003 Option Plan”). All full-time employees (excluding employees represented by a collective bargaining agent) of the Corporation and of any present or future parent or subsidiary of the Corporation who have been employed for at least one year, excluding John A. Warehime, are eligible to receive options under the 2003 Option Plan. No individual may receive options under the 2003 Option Plan for more than 5% of the total number of shares of the Corporation’s Class B common stock authorized for issuance under the 2003 Option Plan. 200,000 shares of the Corporation’s Class B common stock, par value $25.00 per share, are authorized for issuance under the 2003 Option Plan. On October 17, 2003, the Board of Directors of the Corporation voted to make a grant to all full-time, non-union employees of the Corporation who have been employed by the Corporation for at least one year, other than John A. Warehime except that if an individual is in the employ of the Corporation or any of its subsidiaries as of October 17, 2003, but has not been employed for at least one year as of October 17, 2003, once the one year employment requirement has been satisfied, the employee will receive stock options, with an option price equal to the appraised fair market value at the time of the option grant. On October 17, 2003 the Board of Directors granted options for 199,450 shares of Class B common stock.

Under the 2002 Plan and 2003 Plan, the exercise price of stock options is equal to the fair market value of the common stock on the grant date. The maximum term of stock options is 10 years. Stock options are accounted for under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Accordingly, no compensation expense is recorded for stock option grants.

EMPLOYEE STOCK TRUST

The Hanover Foods Corporation Employee Stock Trust (the “Trust”) was revised and restated effective June 20, 2002, amended on July 23, 2004. The Trust is designed to fund contributions to employee benefit plans for non-union employees of Hanover (excluding John A. Warehime), including, but not limited to, the Hanover Foods Corporation Employee Stock Ownership Plan (“ESOP”), the 2002 Stock Option Plan and 2003 Stock Option Plan. Currently, stock held in the Trust is allocated to either the Employee Stock Ownership Plan sub-account or the Stock Option Plan sub-account and the stock in each sub-account is to be used exclusively to satisfy the Corporation’s obligations under the applicable benefit plan. Stock held in the ESOP sub-account is voted by the co-trustees Cyril T. Noel and Luzerne National Bank, pursuant to the instructions of active participants in the ESOP. Stock held in the 2002 Stock Option Plan and the 2003 Stock Option sub-accounts are voted by the co-trustees pursuant to the instructions of holders of unexercised stock options. All voting instructions are made on a confidential basis. Shares for which no instructions are given are voted in the same proportion as shares for which instructions are given. The co-trustees are not required to obtain instruction for voting on procedural or ministerial matters such as shareholder meeting procedure.

Dividends and other distributions attributable to stock held in the Trust are to be used exclusively for the purpose of satisfying the Corporation’s obligations under its various employee benefit plans. The Trust is irrevocable, provided however, no shares of stock held by the Trust may be transferred to any other employee benefit plan other than the ESOP or to satisfy obligations under the Stock Option Plans for a period of five years from the effective date of the Trust. Stock held in the Trust is governed exclusively by the terms of the Trust Agreement and is not directly or indirectly controlled by the Board of Directors. Concurrent with the revision and restatement of the Trust, the Corporation contributed an additional 199,450 shares of Hanover Class B common stock to the Trust for the purpose of funding obligations under the 2003 Stock Option Plan on October 17, 2003.

Back to Contents

EMPLOYEE STOCK OWNERSHIP PLAN

Effective January 1, 2001, the Corporation adopted the Hanover Foods Corporation Employee Stock Ownership Plan (“ESOP). The ESOP was amended and restated in its entirety on February 25, 2002, and amended further August 1, 2002, December 15, 2003 and January 7, 2004. The ESOP is a defined contribution employee pension plan designed to invest primarily in securities of the Corporation. Non-union employees, except John A. Warehime, are eligible to participate upon completion of one year of service. Contributions may be made annually at the discretion of the Corporation. Contributions to the ESOP may take the form of cash or securities of the Corporation. It is intended that contributions will be made primarily by the transfer of Class B common stock of the Corporation from the Employer Stock Trust to the ESOP. Securities so contributed to the ESOP are allocated to the accounts of all “active participants” in the ESOP in proportion to each participant’s compensation. “Active participant” is defined as each participant who has completed a year of service during the plan year or retired or was on leave as of the last day of the plan year. Although the ESOP is designed to invest primarily in Corporation securities, participants have the option to diversify their accounts after completing 10 years of participation and attaining age 55. The option to diversify is permitted for six Plan Years. For the first five Plan Years, up to 25% of each such participant’s account may be invested in securities other than Corporation securities. In the sixth Plan Year, up to fifty percent (50%) of such participant’s account may be invested in securities other than Corporation securities.

Corporation securities owned by the ESOP are voted by the ESOP co-trustees Cyril T. Noel and Luzerne National Bank. Participants with Corporation securities allocated to their accounts are permitted to instruct the ESOP trustee as to the manner in which such shares are voted. All voting instructions are made on a confidential basis. The instruction so received are tabulated on a “one share one vote” basis. All shares held by the ESOP for which instruction is not received, including unallocated shares and shares allocated to the account of a participant who declines to instruct the co-trustees as to the manner in which such shares should be voted, are voted proportionately in accordance with the tabulation of the voting instructions received by the co-trustees. The co-trustees are not required to obtain instruction from ESOP participants for voting on procedural or ministerial matters such as shareholder meeting procedure.

401(K) SAVINGS PLAN

On April 2, 1990, the Corporation adopted a defined contribution benefit plan, known as the Corporation’s 401(k) Savings Plan (the “401(k) Plan”). The 401(k) Plan was amended on June 5, 1992, April 4, 1994, April 28, 1995, July 25, 1997, and December 14, 1997. The Plan was subsequently amended on August 1, 2002, January 9, 2004 and May 28, 2004 to read in its present form. Non-union, full-time domestic employees and those employees who are members of Local 56 of the United Food and Commercial Workers Union at the Company’s Clayton, Delaware plant are eligible to participate after completion of one year of service. Each eligible employee has the option to defer up to 16% of his or her total annual cash compensation per year. As of December 31st of each year, the Corporation, at its discretion, may make matching contributions equal to one hundred percent of each participating employee’s account for the first five percent of compensation deferred by each employee. These contributions may be made in cash, Corporation stock, or a combination of cash and Corporation stock. The 401(k) Plan provides various investment options. The 401(k) Plan provides for loans to plan participants but does not permit early withdrawals. Matching contributions made by the Corporation to the accounts of the Named Officers are included in the Summary Compensation Table contained previously herein.

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

STOCK REPURCHASE PLAN

Sixty-six (66) shares of the Company’s Class A Common Stock were repurchased under the plan for the fiscal year ended May 30, 2004. The Company has agreed to purchase the Company’s Class A Common Stock purchased or owned by employees prior to April 20, 1988 at appraised value. This guarantee of repurchase by the Company is for an indefinite period of time. No shares were repurchased under this plan for the years ended June 1, 2003 and June 2, 2002. As of May 30, 2004, there are 8,983 shares outstanding that would be eligible for this plan. The maximum commitment, if requested, for all eligible shares would be approximately $1,051,000 based on the most recent appraised value per share as of March 31, 2004.

Back to Contents

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During fiscal 2004, the Corporation and its subsidiaries, in the normal course of business, purchased and sold goods and services to companies affiliated with the Corporation’s directors and officers. These transactions are summarized below.

During fiscal 2004, the Corporation rented equipment from Park 100 Foods, Inc. ,Tipton, Indiana. The rental payments pursuant to such lease agreements totaled $19,000 during fiscal 2004. As of May 30, 2004, the Corporation had an accounts receivable of $275,000 from Park 100 Foods, Inc. for food products sold and shipped to Park 100 Foods, Inc. During fiscal 2004, the Corporation sold approximately $1.3 million of frozen food products to Park 100 Foods, Inc. James A. Washburn, a director of the Corporation, owns approximately 80% of the outstanding stock of Park 100 Foods, Inc.

During fiscal 2004, the Corporation leased a two story farm house, adjoining one story guest house and adjoining ground located on Trolley Road, R.D. #3, Hanover, Heidelberg Township, Pennsylvania, for customer housing and temporary new employee housing from John A. and Patricia M. Warehime for a total of $45,000.

During fiscal 2004, the Corporation leased a barn for seed storage, located in Heidelberg Township, Pennsylvania for $4,000 from Warehime Enterprises, Inc. J. William Warehime, a shareholder of the Corporation, and John A. Warehime, Chairman of the Corporation, own 44.4% and 14.8% of the outstanding stock of Warehime Enterprises, Inc., respectively.

During fiscal 2004, the Corporation purchased $1.1 million of vegetable crops from Lippy Brothers, Inc. As of May 30, 2004, the Corporation owed an amount of $32,000 to Lippy Brothers, Inc. for vegetable crops purchased. T. Edward Lippy, a director of the Corporation owns approximately 37% of the outstanding stock of Lippy Brothers, Inc.

During fiscal 2003, the Corporation via its Guatemalan subsidiary, sold its condominium real estate, located in Naples, FL to John and Patricia M. Warehime for $127,500, which approximates fair value.

During fiscal 2004 the adult children of the Corporation’s Chairman, John Warehime, were employed by the Corporation, including Jennifer Carter, Director, who was employed as Assistant to the Chairman, Jeffrey Warehime, who is employed as Director – Fresh Produce, and Andrew Warehime, who is employed as Special Sales Manager. Jennifer Carter’s husband, Michael Carter, was employed as Director – Retail Branded Sales. Jennifer Carter was and Jeffrey Warehime, Andrew Warehime and Michael Carter are employed by the Corporation at annual salaries of $93,845, $100,857, $63,993, and $75,000 respectively. See “Part III — Item 11. Employment Agreements and Change in Control Severance Agreements.” Ms. Carter also receives director compensation customary for the Corporation’s directors which totaled $18,000 during fiscal 2004. See “Part III — Item 10. Directors and Executive Officers of the Corporation — Director Compensation.” On June 20, 2002, each of Jennifer Carter, Jeffrey Warehime, and Andrew Warehime were granted an option to purchase 500 shares of Class B common stock at an exercise price of $110 per share. On October 17, 2003, Jennifer Carter, Jeffrey Warehime and Andrew Warehime were granted an option to purchase 1,500 shares of Class B Common Stock at an exercise price of $117 per share and Michael Carter was granted an option to purchase 750 shares of Class B Common Stock at an exercise price of $107.00 per share. Andrea Kint, the daughter of Pietro Giraffa, Vice President and Controller of the Corporation, is employed as Assistant Production Manager — Hanover, PA Frozen Operations at an annual salary of $50,923. On October 17, 2003, Andrea Kint was granted an option to purchase 500 shares of Class B Common Stock at an exercise price of $117 per share.

Back to Contents

STOCK PERFORMANCE GRAPH

The following graph shows a comparison of the cumulative total return for the Corporation’s Class A Common Stock, the NASDAQ Stock Market and the Hanover Peer Group (defined below), assuming an investment of $100 on May 31, 1999 and the reinvestment of all dividends. The Peer Group includes Seneca Foods Corporation, the J.M. Smuckers Company, Maui Land and Pineapple Co., Del Monte Foods, Company and J & J Snack Foods Corp. The data points used for the performance graph are listed below.

The following graph is required to be included in this Annual Report by SEC regulations; however, in reviewing these materials shareholders are advised that since the Corporation’s Class A Common Stock is not actively traded, it can not be properly compared to companies whose securities are traded on an exchange or the NASDAQ Stock Market.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.   The aggregate fees billed by BDO Seidman, LLP for professional services rendered for the audit of the Company’s annual financial statements for the fiscal year ended May 30, 2004 and the review of the financial statements included in the Company’s Forms 10-Q for fiscal year 2004 totaled $152,000.

Audit-Related Fees.   The aggregate fees billed by BDO Seidman, LLP for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal year ended May 30, 2004 and that are not disclosed in the paragraph captioned “Audit Fees” above, were $8,000. The services performed by BDO Seidman, LLP in connection with these fees consisted of the following: review of the purchase price and price allocation in connection with the acquisition of Venice Maid Foods, Inc. and planning for Section 404 Compliance.

Tax Fees.   The aggregate fees billed by BDO Seidman, LLP for professional services rendered for tax compliance, tax advice and tax planning for the fiscal year ended May 30, 2004 were $20,000. The services performed by BDO Seidman, LLP in connection with these fees consisted of the following: tax compliance services.

All Other Fees.   There are no other fees.

The above does not include fees charged by the predecessor auditor KPMG, LLP.

The audit committee has established its pre-approval policies and procedures, pursuant to which the audit committee approved the foregoing audit and permissible non-audit services provided by BDO Seidman, LLP in fiscal 2004.

Back to Contents

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   1.   Financial Statements:

Hanover Foods Corporation and Subsidiaries

The following financial statements of Hanover Foods Corporation and Subsidiaries are incorporated herein by reference to the Corporation’s Annual Report to Shareholders for the year ended May 30, 2004.

Report of Independent Registered Public Accounting Firm as of and for the year ended May 30, 2004

Report of Independent Registered Public Accounting Firm as of June 1, 2003 and for each of the years in the two year period ended June 1, 2003

Consolidated Balance Sheets as of May 30, 2004 and June 1, 2003.

Consolidated Statements of Earnings for the Years Ended May 30, 2004, June 1, 2003, and June 2, 2002.

Consolidated Statements of Comprehensive Income for the Years Ended May 30, 2004, June 1, 2003, and June 2, 2002.

Consolidated Statements of Cash Flows for the Years Ended May 30, 2004, June 1, 2003, and June 2, 2002.

Consolidated Statements of Stockholders’ Equity for the Years Ended May 30, 2004, June 1, 2003, and June 2, 2002.

Notes to Consolidated Financial Statements for the Years Ended May 30, 2004, June 1, 2003, and June 2, 2002.

2.   Financial Statement Schedules

None. All schedules are omitted because they are not applicable or not required, or because the required information is included in the financial statements or notes thereto.

3.   Exhibits

The following exhibits are filed herein or have been previously filed with the Securities and Exchange Commission and are incorporated by reference herein.

Number	Description

3(a)	Registrant’s Amended and Restated Articles of Incorporation is incorporated by reference to the Form 10-K filed on August 29, 1997, wherein such Exhibit is designated as 3(a).

3(b)	Amendment No. 1 to Registrant’s Amended and Restated Articles of Incorporation is incorporated by reference to the Form 10-K filed on August 29, 1997, wherein such Exhibit is designated as 3(b).

3(c)	Registrant’s Amended and Restated Bylaws, as amended, enacted August 25, 2004 is attached as Exhibit 3(c).

4(a)	Note Agreement dated as of December 1, 1991, between the Corporation and Allstate Life Insurance Corporation, with regard to the Corporation’s $25,000,000, 8.74% Senior Notes Due March 15, 2007, is incorporated herein by reference to the Form 10-K filed June 25, 1992 wherein such Exhibit is designated as 4(a).

4(b)	June 20, 1995 First Amendment to December 1, 1991 Note Agreement between the Corporation and Allstate Life Insurance Corporation (the “Note Agreement”) and Waiver of Compliance with Section 5.9 of the Note Agreement is incorporated herein by reference to the Form 10-K filed on July 3, 1995, wherein such Exhibit is designated as 4(b).

Back to Contents

Number	Description

4(c)	June 24, 1996 waiver to covenants in the December 1, 1991 Note Agreement between the Corporation and Allstate Life Insurance Corporation (the "Note Agreement") is incorporated herein by reference to the Form 10-K filed on July 2, 1996, wherein such Exhibit is designated as 4(c).

4(d)	July 1, 1996 Second Amendment to December 1, 1991 Note Agreement between the Corporation and Allstate Life Insurance Corporation (the “Note Agreement”) is incorporated by reference to the Form 10-K filed on August 27, 1997, wherein such Exhibit is designated as 4(d).

4(e)	August 1, 1997 Third Amendment to December 1, 1991 Note Agreement between the Corporation and Allstate Life Insurance Corporation (the “Note Agreement”) is incorporated by reference to the Form 10-K filed on August 30, 1999, wherein such Exhibit is designated as 4(e).

4(f)	March 15, 1999 Fourth Amendment to December 1, 1991 Note Agreement between the Corporation and Allstate Life Insurance Corporation (the “Note Agreement”) is incorporated by reference to the Form 10-K filed on August 30, 1999, wherein such Exhibit is designated as 4(f).

4(g)	July 26, 1999 waiver to covenants in the December 1, 1991 Note Agreement between the Corporation and Allstate Life Insurance Corporation (the “Note Agreement”) is incorporated by reference to the Form 10-K filed on August 30, 1999, wherein such Exhibit is designated as 4(g).

4(h)	July 28, 2000 waiver to covenants in the December 1991 Note Agreement between the Corporation and Allstate Life Insurance Corporation (the “Note Agreement”) is incorporated by reference to the Form 10-K filed on August 23, 2000, wherein such Exhibit is designated as 4(h).

4(i)	August 3, 2001 waiver to covenants in the December 1991 Note Agreement between the Corporation and Allstate Life Insurance Compensation (the “Note Agreement”) is incorporated by reference to the Form 10-K filed on August 31, 2001, wherein such Exhibits are designated 4(i).

4(j)	Note Purchase Agreement dated as of September 1, 2001, between the Corporation and a group of lenders led by John Hancock Life Insurance Company with regard to the Corporation’s $25,000,000, 7.01% Senior Notes Due September 15, 2011 wherein such Exhibit is designated 4(j).

9(a)	April 5, 1988 Voting Trust Agreement is incorporated herein by reference to the Form 10-K filed July 28, 1989, wherein such Exhibit is designated as 9(a).

9(b)	December 1, 1988 Voting Trust Agreement is incorporated herein by reference to the Form 10–K filed July 28, 1989, wherein such Exhibit is designated as 9(b).

9(c)	Writing dated April 5, 1988 appointing John A. Warehime as Successor Voting Trustee under Voting Trust Agreement dated December 1, 1988, is incorporated herein by reference to the Form 8-K filed June 1, 1990, wherein such Exhibit is designated as 9(c).

9(d)	Writing dated December 1, 1988 appointing John A. Warehime as Successor Voting Trustee under Voting Trust Agreement dated December 1, 1988, is incorporated herein by reference to the Form 8-K filed June 1, 1990, wherein such Exhibit is designated as 9(d).

10(a)	April 28, 1988 Sublease Agreement between Warehime Enterprises, Inc. and Hanover Brands, Inc., is incorporated herein by reference to the Form 10-K filed July 28, 1989, wherein such Exhibit is designated as 10(a).

10(b)	April 28, 1988 Agreement of Sale between Warehime Enterprises, Inc. and Hanover Brands, Inc., is incorporated herein by reference to the Form 10-K filed July 28, 1989, wherein such Exhibit is designated as 10(b).

10(c)	March 3, 1989 Agreement of Sale between Warehime Enterprises, Inc. and Hanover Brands, Inc., is incorporated herein by reference to the Form 10-K filed July 28, 1989, wherein such Exhibit is designated as 10(c).

Back to Contents

Number	Description

10(d)	November 14, 1986 Employment Agreement between Hanover Brands, Inc. and Patricia H. Townsend is incorporated herein by reference to the Form 10-K filed July 28, 1989, wherein such Exhibit is designated as 10(d).

10(e)	May 10, 1991 Amendment to April 28, 1988 Agreement of Sale between Warehime Enterprises, Inc. and Hanover Brands, Inc., is incorporated herein by reference to the Form 10-K filed June 29, 1991, wherein such Exhibit is designated as 10(e).

10(f)	October 1, 1994 Amendment to the June 1, 1994 Lease Agreement between Hanover Foods Corporation and Food Service East, Inc. is incorporated herein by reference to the Form 10-K filed July 3, 1995, wherein such Exhibit is designated as 10(f).

10(g)	June 12, 1995 Employment Agreement between Hanover Foods Corporation and John A. Warehime is incorporated herein by reference to the Form 10-K filed July 3, 1995, wherein such Exhibit is designated as 10(g). *

10(h)	April 4, 1994 Lease Agreement between John A. and Patricia M. Warehime and Hanover Foods Corporation is incorporated herein by reference to the Form 10-K filed July 2, 1996, wherein such Exhibit is designated as 10(h).

10(i)	July 27, 1995 Installment Sales Agreement for the purchase of 5,148 shares of Hanover Foods Class B Voting Common Stock from Cyril T. Noel, individually, and Cyril T. Noel and Frances L. Noel, jointly, is incorporated herein by reference to the Form 10-K filed July 2, 1996, wherein such Exhibit is designated as 10(i).

10(j)	April 1, 1996 Installment Sales Agreement for the purchase of 1,210 shares of Hanover Foods Class B Voting Common Stock and 5,990 shares of Hanover Foods Class A Nonvoting Common Stock from John R. Miller, Jr. is incorporated herein by reference to the Form 10-K filed July 2, 1996, wherein such Exhibit is designated as 10(j).

10(k)	January 23, 1997 Employment Agreement between Hanover Foods Corporation and Gary T. Knisely is incorporated herein by reference to the Form 10-K filed August 27, 1997, wherein such Exhibit is designated 10(k). *

10(l)	February 13, 1997 Amendment No. 1 to June 12, 1995 Employment Agreement between Hanover Foods Corporation and John A. Warehime is incorporated herein by reference to the Form 10-K filed August 27, 1997, wherein such Exhibit is designated 10(l). *

10(m)	August 1, 1997 Amendment No. 2 to June 12, 1995 Employment Agreement between Hanover Foods Corporation and John A. Warehime is incorporated herein by reference to the Form 10-K filed August 27, 1997, wherein such Exhibit is designated 10(m).*

10(n)	May 21, 1997 Senior Executive Agreement between Hanover Foods Corporation and Clement A. Calabrese is incorporated herein by reference to the Form 10-K filed August 27, 1997, wherein such Exhibit is designated 10(n). *

10(o)	May 21, 1997 Senior Executive Agreement between Hanover Foods Corporation and Alan T. Young is incorporated herein by reference to the Form 10-K filed on August 27, 1997, wherein such Exhibit is designated 10(o). *

10(p)	April 22, 1997 John R. Miller, Jr. Voting Agreement is incorporated herein by reference to the Form 10-K filed on August 27, 1997, wherein such Exhibit is designated as 10(p). *

10(q)	April 1, 2000 Amendment No. 3 to June 12, 1995 Employment Agreement between Hanover Foods Corporation and John A. Warehime is incorporated by reference to the Form 10-K filed on August 23, 2000, wherein such Exhibits designated as 10 (q).

10(r)	April 1, 2000 Amendment No. 1 to January 23, 1997 Employment Agreement between Hanover Foods Corporation and Gary T. Knisely is incorporated by reference to the Form 10-K filed on August 23, 2000, wherein such Exhibit designated as 10 (r).

10(s)	Annual Top Management Cash Bonus Program. *

Back to Contents

Number	Description

10(t)	October 27, 2000 Senior Executive Agreement between Hanover Foods Corporation and Pietro D. Giraffa, Jr. is incorporated by reference to the Form 10-K filed on August 31, 2001, wherein such Exhibit is designated as 10(t). *

10(u)	October 27, 2000 Senior Executive Agreement between Hanover Foods Corporation and Edward L. Boeckel, Jr. is incorporated by reference to the Form 10-K filed on August 31, 2001, wherein such Exhibit is designated as 10(u). *

10(v)	October 27, 2000 Senior Executive Agreement between Hanover Foods Corporation and Daniel E. Schuchart is incorporated by reference to the Form 10-K filed on August 31, 2001, wherein such Exhibit is designated as 10(v). *

10(w)	October 27, 2000 Senior Executive Agreement between Hanover Foods Corporation and William S. Gaugler, Jr. incorporated by reference to the Form 10-K filed on August 31, 2001, wherein such Exhibit is designated as 10(w). *

10(x)	October 27, 2000 Senior Executive Agreement between Hanover Foods Corporation and Timothy D. Mechler is incorporated by reference to the Form 10-K filed on August 31, 2001, wherein such Exhibit is designated as 10(x). *

10(y)	October 27, 2000 Senior Executive Agreement between Hanover Foods Corporation and Jennifer L. Carter is incorporated by reference to the Form 10(k) filed on August 31, 2001, wherein such Exhibit is designated as 10(y).

10(z)	October 27, 2000 Senior Executive Agreement between Hanover Foods Corporation and Jeffrey A. Warehime is incorporated by reference to the Form 10-K filed on August 31, 2001, wherein such Exhibit is designated as 10(z). *

10(aa)	October 27, 2000 Senior Executive Agreement between Hanover Foods Corporation and J. Andrew Warehime is incorporated by reference to the Form 10-K filed on August 31, 2001, wherein such Exhibit is designated as 10(aa). *

10(bb)	2002 Stock Option Plan and Form of Option Agreement is incorporated by reference to the Form 10-K filed on September 2, 2002, wherein such Exhibit is designated as 10 (bb).

10(cc)	Revised and Restated Employee Stock Trust, effective June 20, 2002 is incorporated by reference to the Form 10-K filed on September 2, 2002, wherein such Exhibit is designated as 10(cc).

10(dd)	2003 Stock Option Plan and Form of Option Agreement is incorporated by reference to the Form 10-Q filed on January 14, 2004, wherein such Exhibit is designated as 10(dd).

10(ee)	July 23, 2004 Amendment No. 1 to Revised and Restated Employee Stock Ownership Plan Trust, effective June 20, 2002, is attached as Exhibit 10(ee).

10(ff)	July 23, 2004 Amendment No. 2 to Revised and Restated Employee Stock Trust, effective June 20, 2002, is attached as Exhibit 10(ff).

10 (gg)	October 28, 2003 Renewal of PNC Bank $11,500,000 – Letter of Credit facility is incorporated by reference to Form 10-Q filed on January 14, 2004, wherein such exhibit is designated at Exhibit 10(gg).

10(hh)	November 7, 2004 Renewal of Citizens Bank $15,000,000 Line of Credit facility incorporated by reference to the Form 10-Q filed on January 14, 2004, wherein such exhibit is designated as Exhibit 10(hh).

11	Computation of Earnings Per Share. Incorporated by reference to Note 12 of the Notes to Consolidated Financial Statements is attached as Exhibit 11.

13	2004 Annual Report to Shareholders is attached as Exhibit 13.

14	Code of Ethics for Senior Financial Officers is attached as Exhibit 14.

21	Subsidiaries of the Registrant is attached as Exhibit 21.

31.1	Certification of CEO pursuant to Section 302 Sarbanes Oxley Act of 2002 is attached as Exhibit 31.1.

31.2	Certification of CFO pursuant to Section 302 Sarbanes Oxley Act of 2002 is attached as Exhibit 31.2

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached as Exhibit 32.1.

Back to Contents

Number	Description

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached as Exhibit 32.2.

99.1	Amended and Restated Audit Committee Charter is attached as Exhibit 99.1

99.2	Nominating and Corporate Governance Committee Charter is attached as Exhibit 99.2

*Management contract or compensatory plan or arrangement.

(b)	Reports on Form 8-K
None.

Back to Contents

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: AUGUST 30, 2004

HANOVER FOODS CORPORATION

By:	/s/ John A. Warehime

JOHN A. WAREHIME
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ John A. Warehime	By:	/s/ Clayton J. Rohrbach, Jr.

	John A. Warehime		Clayton J. Rohrbach, Jr.
	Chairman, President		Director
Chief Executive Officer and Director

Date: August 30, 2004		Date: August 30, 2004

By:	/s/ Gary T. Knisely	By:	/s/ James G. Sturgill

	Gary T. Knisely		James G. Sturgill
	Executive Vice President		Director
Counsel
Chief Financial Officer

Date: August 30, 2004		Date: August 30, 2004

By:	/s/ Pietro D. Giraffa, Jr.	By:	/s/ James A. Washburn

	Pietro D. Giraffa, Jr.		James A. Washburn
	Vice President - Controller		Director
Chief Accounting Officer

Date: August 30, 2004		Date: August 30, 2004

By:	/s/ Arthur S. Schaier	By:	/s/ Cyril T. Noel

	Arthur S. Schaier		Cyril T. Noel
	Director		Director

Date: August 30, 2004		Date: August 30, 2004

By:	/s/ T. Edward Lippy	By:	/s/ Jennifer W. Carter

	T. Edward Lippy		Jennifer W. Carter
	Director		Director

Date: August 30, 2004		Date: August 30, 2004

By:	/s/ T. Michael Haugh

T. Michael Haugh
Director

Date: August 30, 2004

Back to Contents

HANOVER FOODS CORPORATION

EXHIBIT INDEX

Number	Description

3(a)	Registrant’s Amended and Restated Articles of Incorporation is incorporated by reference to the Form 10-K filed on August 29, 1997, wherein such Exhibit is designated as 3(a).

3(b)	Amendment No. 1 to Registrant’s Amended and Restated Articles of Incorporation is incorporated by reference to the Form 10-K filed on August 29, 1997, wherein such Exhibit is designated as 3(b).

3(c)	Registrant’s Amended and Restated Bylaws, as amended, enacted August 25, 2004 is attached as Exhibit 3(c).

4(a)	Note Agreement dated as of December 1, 1991, between the Corporation and Allstate Life Insurance Corporation, with regard to the Corporation’s $25,000,000, 8.74% Senior Notes Due March 15, 2007, is incorporated herein by reference to the Form 10-K filed June 25, 1992 wherein such Exhibit is designated as 4(a).

4(b)	June 20, 1995 First Amendment to December 1, 1991 Note Agreement between the Corporation and Allstate Life Insurance Corporation (the “Note Agreement”) and Waiver of Compliance with Section 5.9 of the Note Agreement is incorporated herein by reference to the Form 10-K filed on July 3, 1995, wherein such Exhibit is designated as 4(b).

4(c)	June 24, 1996 waiver to covenants in the December 1, 1991 Note Agreement between the Corporation and Allstate Life Insurance Corporation (the "Note Agreement") is incorporated herein by reference to the Form 10-K filed on July 2, 1996, wherein such Exhibit is designated as 4(c).

4(d)	July 1, 1996 Second Amendment to December 1, 1991 Note Agreement between the Corporation and Allstate Life Insurance Corporation (the “Note Agreement”) is incorporated by reference to the Form 10-K filed on August 27, 1997, wherein such Exhibit is designated as 4(d).

4(e)	August 1, 1997 Third Amendment to December 1, 1991 Note Agreement between the Corporation and Allstate Life Insurance Corporation (the “Note Agreement”) is incorporated by reference to the Form 10-K filed on August 30, 1999, wherein such Exhibit is designated as 4(e).

4(f)	March 15, 1999 Fourth Amendment to December 1, 1991 Note Agreement between the Corporation and Allstate Life Insurance Corporation (the “Note Agreement”) is incorporated by reference to the Form 10-K filed on August 30, 1999, wherein such Exhibit is designated as 4(f).

4(g)	July 26, 1999 waiver to covenants in the December 1, 1991 Note Agreement between the Corporation and Allstate Life Insurance Corporation (the “Note Agreement”) is incorporated by reference to the Form 10-K filed on August 30, 1999, wherein such Exhibit is designated as 4(g).

4(h)	July 28, 2000 waiver to covenants in the December 1991 Note Agreement between the Corporation and Allstate Life Insurance Corporation (the “Note Agreement”) is incorporated by reference to the Form 10-K filed on August 23, 2000, wherein such Exhibit is designated as 4(h).

4(i)	August 3, 2001 waiver to covenants in the December 1991 Note Agreement between the Corporation and Allstate Life Insurance Compensation (the “Note Agreement”) is incorporated by reference to the Form 10-K filed on August 31, 2001, wherein such Exhibits is designated 4(i).

4(j)	Note Purchase Agreement dated as of September 1, 2001, between the Corporation and a group of lenders led by John Hancock Life Insurance Company with regard to the Corporation’s $25,000,000, 7.01% Senior Notes Due September 15, 2011 is incorporated herein by reference to the Form 10-K filed September 2, 2002, wherein such Exhibit is designated as 4(j).

Back to Contents

Number	Description

9(a)	April 5, 1988 Voting Trust Agreement is incorporated herein by reference to the Form 10-K filed July 28, 1989, wherein such Exhibit is designated as 9(a).

9(b)	December 1, 1988 Voting Trust Agreement is incorporated herein by reference to the Form 10-K filed July 28, 1989, wherein such Exhibit is designated as 9(b).

9(c)	Writing dated April 5, 1988 appointing John A. Warehime as Successor Voting Trustee under Voting Trust Agreement dated December 1, 1988, is incorporated herein by reference to the Form 8-K filed June 1, 1990, wherein such Exhibit is designated as 9(c).

9(d)	Writing dated December 1, 1988 appointing John A. Warehime as Successor Voting Trustee under Voting Trust Agreement dated December 1, 1988, is incorporated herein by reference to the Form 8-K filed June 1, 1990, wherein such Exhibit is designated as 9(d).

10(a)	April 28, 1988 Sublease Agreement between Warehime Enterprises, Inc. and Hanover Brands, Inc., is incorporated herein by reference to the Form 10-K filed July 28, 1989, wherein such Exhibit is designated as 10(a).

10(b)	April 28, 1988 Agreement of Sale between Warehime Enterprises, Inc. and Hanover Brands, Inc., is incorporated herein by reference to the Form 10-K filed July 28, 1989, wherein such Exhibit is designated as 10(b).

10(c)	March 3, 1989 Agreement of Sale between Warehime Enterprises, Inc. and Hanover Brands, Inc., is incorporated herein by reference to the Form 10-K filed July 28, 1989, wherein such Exhibit is designated as 10(c).

10(d)	November 14, 1986 Employment Agreement between Hanover Brands, Inc. and Patricia H. Townsend is incorporated herein by reference to the Form 10-K filed July 28, 1989, wherein such Exhibit is designated as 10(d).

10(e)	May 10, 1991 Amendment to April 28, 1988 Agreement of Sale between Warehime Enterprises, Inc. and Hanover Brands, Inc., is incorporated herein by reference to the Form 10-K filed June 29, 1991, wherein such Exhibit is designated as 10(e).

10(f)	October 1, 1994 Amendment to the June 1, 1994 Lease Agreement between Hanover Foods Corporation and Food Service East, Inc. is incorporated herein by reference to the Form 10-K filed July 3, 1995, wherein such Exhibit is designated as 10(f).

10(g)	June 12, 1995 Employment Agreement between Hanover Foods Corporation and John A. Warehime is incorporated herein by reference to the Form 10-K filed July 3, 1995, wherein such Exhibit is designated as 10(g). *

10(h)	April 4, 1994 Lease Agreement between John A. and Patricia M. Warehime and Hanover Foods Corporation is incorporated herein by reference to the Form 10-K filed July 2, 1996, wherein such Exhibit is designated as 10(h).

10(i)	July 27, 1995 Installment Sales Agreement for the purchase of 5,148 shares of Hanover Foods Class B Voting Common Stock from Cyril T. Noel, individually, and Cyril T. Noel and Frances L. Noel, jointly, is incorporated herein by reference to the Form 10-K filed July 2, 1996, wherein such Exhibit is designated as 10(i).

10(j)	April 1, 1996 Installment Sales Agreement for the purchase of 1,210 shares of Hanover Foods Class B Voting Common Stock and 5,990 shares of Hanover Foods Class A Nonvoting Common Stock from John R. Miller, Jr. is incorporated herein by reference to the Form 10-K filed July 2, 1996, wherein such Exhibit is designated as 10(j).

10(k)	January 23, 1997 Employment Agreement between Hanover Foods Corporation and Gary T. Knisely is incorporated herein by reference to the Form 10-K filed August 27, 1997, wherein such Exhibit is designated 10(k). *

10(l)	February 13, 1997 Amendment No. 1 to June 12, 1995 Employment Agreement between Hanover Foods Corporation and John A. Warehime is incorporated herein by reference to the Form 10-K filed August 27, 1997, wherein such Exhibit is designated 10(l). *

Back to Contents

Number	Description

10(m)	August 1, 1997 Amendment No. 2 to June 12, 1995 Employment Agreement between Hanover Foods Corporation and John A. Warehime is incorporated herein by reference to the Form 10-K filed August 27, 1997, wherein such Exhibit is designated 10(m).*

10(n)	May 21, 1997 Senior Executive Agreement between Hanover Foods Corporation and Clement A. Calabrese is incorporated herein by reference to the Form 10-K filed August 27, 1997, wherein such Exhibit is designated 10(n). *

10(o)	May 21, 1997 Senior Executive Agreement between Hanover Foods Corporation and Alan T. Young is incorporated herein by reference to the Form 10-K filed on August 27, 1997, wherein such Exhibit is designated 10(o). *

10(p)	April 22, 1997 John R. Miller, Jr. Voting Agreement is incorporated herein by reference to the Form 10-K filed on August 27, 1997, wherein such Exhibit is designated as 10(p). *

10(q)	April 1, 2000 Amendment No. 3 to June 12, 1995 Employment Agreement between Hanover Foods Corporation and John A. Warehime is incorporated by reference to the Form 10-K filed on August 23, 2000, wherein such Exhibits designated as 10 (q).

10(r)	April 1, 2000 Amendment No. 1 to January 23, 1997 Employment Agreement between Hanover Foods Corporation and Gary T. Knisely is incorporated by reference to the Form 10-K filed on August 23, 2000, wherein such Exhibit designated as 10 (r).

10(s)	Annual Top Management Cash Bonus Program.

10(t)	October 27, 2000 Senior Executive Agreement between Hanover Foods Corporation and Pietro D. Giraffa, Jr. is incorporated by reference to the Form 10-K filed on August 31, 2001, wherein such Exhibit is designated as 10(t). *

10(u)	October 27, 2000 Senior Executive Agreement between Hanover Foods Corporation and Edward L. Boeckel, Jr. is incorporated by reference to the Form 10-K filed on August 31, 2001, wherein such Exhibit is designated as 10(u). *

10(v)	October 27, 2000 Senior Executive Agreement between Hanover Foods Corporation and Daniel E. Schuchart is incorporated by reference to the Form 10-K filed on August 31, 2001, wherein such Exhibit is designated as 10(v). *

10(w)	October 27, 2000 Senior Executive Agreement between Hanover Foods Corporation and William S. Gaugler, Jr incorporated by reference to the Form 10-K filed on August 31, 2001, wherein such Exhibit is designated as 10(w). *

10(x)	October 27, 2000 Senior Executive Agreement between Hanover Foods Corporation and Timothy D. Mechler is incorporated by reference to the Form 10-K filed on August 31, 2001, wherein such Exhibit is designated as 10(x). *

10( y)	October 27, 2000 Senior Executive Agreement between Hanover Foods Corporation and Jennifer L. Carter is incorporated by reference to the Form 10(k) filed on August 31, 2001, wherein such Exhibit is designated as 10(y).

10(z)	October 27, 2000 Senior Executive Agreement between Hanover Foods Corporation and Jeffrey A. Warehime is incorporated by reference to the Form 10-K filed on August 31, 2001, wherein such Exhibit is designated as 10(z). *

10(aa)	October 27, 2000 Senior Executive Agreement between Hanover Foods Corporation and J. Andrew Warehime is incorporated by reference to the Form 10-K filed on August 31, 2001, wherein such Exhibit is designated as 10(aa). *

10(bb)	2003 Stock Option Plan and Form of Option Agreement is incorporated by reference to the Form 10-K filed on September 2, 2002, wherein such Exhibit is designated at 10(bb).

10(cc)	Revised and Restated Employee Stock Trust, effective June 20, 2002 is incorporated by reference to the Form 10-K filed on September 2, 2003, wherein such Exhibit is designated as 10(cc).

Back to Contents

Number	Description

10(dd)	2003 Stock Option Plan and Form of Option Agreement is incorporated by reference to the Form 10-Q filed on January 14, 2004, wherein such Exhibit is designated as 10(dd).

10(ee)	July 23, 2004 Amendment No. 1 to Revised and Restated Employee Stock Ownership Plan Trust, effective June 20, 2002, is attached as Exhibit 10(ee).

10(ff)	July 23, 2004 Amendment No. 2 to Revised and Restated Employee Stock Trust, effective June 20, 2002, is attached as Exhibit 10(ff).

10(gg)	October 28, 2003 Renewal of PNC Bank $11,500,000 – Letter of Credit facility is incorporated by reference to Form 10-Q filed on January 14, 2004, wherein such exhibit is designated at Exhibit 10(gg).

10(hh)	November 7, 2004 Renewal of Citizens Bank $15,000,000 Line of Credit facility incorporated by reference to the Form 10-Q filed on January 14, 2004, wherein such exhibit is designated as Exhibit 10(hh).

11	Computation of Earnings Per Share.Incorporated by reference to Note 12 of the Notes to Consolidated Financial Statements is attached as Exhibit 11.

13	2004 Annual Report to Shareholders is attached as Exhibit 13.

14	Code of Ethics for Senior Financial Officers is attached as Exhibit 14.

21	Subsidiaries of the Registrant is attached as Exhibit 21.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 is attached at Exhibit 31.1.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 is attached as Exhibit 31.2.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached as Exhibit 32.1.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached as Exhibit 32.2.

99.1	Amended and Restated Audit Committee Charter is attached as Exhibit 99.1.

99.2	Nominating and Corporate Governance Committee Charter is attached as Exhibit 99.2.

*	Management contract or compensatory plan or arrangement.