Form 10-K/A
period 2004-05-30
HANOVER FOODS CORP /PA/
filed 2004-09-30
CIK 853733

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K (Amendment No. 1)

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

As of November 30, 2003, the registrant’s last business day of the second fiscal quarter of fiscal 2004, aggregate value of Class B Voting Common Stock held by non-affiliates of the registrant based on the price at which such shares were last sold as of November 28, 2003 as reported on the NASDAQ over the counter market was $11,458,125 excluding 355,399 shares owned by the Employee Stock Trust and Employee Stock Ownership Plan. As of November 30, 2003, the estimated aggregate market value of Class A Nonvoting Common Stock held by non-affiliates of the registrant was $14,818,356 based on the price at which such shares were last sold as of November 28, 2003 as reported on the NASDAQ over the counter market. (The exclusion of the market value of shares owned by any individual or entity shall not be deemed an admission that such person is an “affiliate” of the registrant.) There were 781,648 shares of Class B Common Stock outstanding as of August 11, 2004, of which 355,399 shares were owned by the Employee Stock Trust and Employee Stock Ownership Plan. There were 287,996 shares of Class A Common Stock outstanding as of August 11, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the registrant’s 2004 Annual Report to Shareholders, attached as Exhibit 13 to this Form 10-K, are incorporated by reference into Part II of this Form 10-K.

Back to Contents

EXPLANATORY NOTE

The registrant is amending its Annual Report on Form 10-K (the “Amendment”) filed on August 30, 2004 to correct and supplement certain information contained in the document as well as the notes to the financial statements for the year ended May 30, 2004. The Amendment does not restate any of the financial information contained in the registrant’s consolidated financial statements filed in the Annual Report on Form 10-K.

PART I

ITEM 1.	BUSINESS

Forward Looking Statements

When used in this Annual Report on Form 10-K, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “projected,” or similar expressions are intended to identify “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, but not limited to, quarterly fluctuations in operating results, competition, state and federal regulation, environmental considerations, foreign operations, and a change of control as a result of the pending Warehime family litigation. Such factors, which are discussed in the Annual Report, could affect the Corporation’s financial performance and could cause the Corporation’s actual results for future periods to differ materially from any opinion or statements expressed herein with respect to future periods. As a result, the Corporation wishes to caution readers not to place undue reliance on any such forward looking statements, which speak only as of the date made.

OVERVIEW

Hanover Foods Corporation (as used herein the term “Corporation” or “Company” refers to Hanover Foods Corporation and its consolidated subsidiaries) was incorporated on December 12, 1924 in Harrisburg, Pennsylvania.

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

SOURCES OF SUPPLY

The Corporation maintains an intimate involvement in all phases of agricultural crop production as well as direct procurement of fresh vegetables. The Corporation procures all of its fresh vegetable requirements through direct contracts with farmers who cultivate and harvest the crops according to the Corporation’s specifications. In addition, the Corporation directly procures beans, tomato based products, pasta, herbs and other ingredients, as well as containers and packaging materials from outside vendors throughout the world. No supplier provides more than 10% of the raw materials or packaging materials purchased by the Corporation. See “Risk Factors — Seasonality and Quarterly Fluctuations.”

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

The Corporation believes that all plants described above are in adequate condition based upon their purpose and are adequate to meet the Corporation’s production requirements.

Back to Contents

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

The Corporation’s Amended and Restated Bylaws (the “Bylaws”), provide that the board of directors should consist of not less than seven and not more than fifteen directors. The Amended and Restated Articles of Incorporation and amendments thereto (the “Articles of Incorporation”) of the Corporation provide that the board of directors is divided into four classes, having staggered terms of office, which are as equal in number as possible, and that the members of each class of directors are to be elected for a term of four years and will serve until their successors have been elected and qualify.

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

Back to Contents

Audit Committee

The audit committee is responsible for, among other matters, the appointment, compensation, retention and oversight of the work of any registered public accounting firm engaged by the Corporation, approving all audit and permissible non-audit services performed by the auditors, reviewing the results of the audit engagement and considering the independence of auditors. Messrs. Noel, Rohrbach and Schaier constituted members of the audit committee in fiscal 2004, with Mr. Noel acting as chairman of the audit committee. On August 25, 2004, the Board of Directors appointed Mr. Sturgill as a member of the audit committee. The Board of Directors determined that at least one member of the audit committee, Mr. Sturgill, serves as the audit committee financial expert. The Board of Directors believes that all members of the audit committee are independent, as required by the Corporate Governance Rules of The NASDAQ Stock Market, Inc. (“NASDAQ Corporate Governance Rules”). The audit committee met four times during fiscal 2004. On August 25, 2004, the audit committee adopted the Amended and Restated Audit Committee Charter, attached to this Form 10-K as Exhibit 99.1. On August 25, 2004 the Board of Directors adopted the Amended and Restated Bylaws, attached to this Form 10-K as Exhibit 3(c), to provide that (i) each audit committee member must be independent and (ii) the audit committee has the authority to select each year the independent accountants to audit the annual financial statements. Prior to this amendment and restatement, the Corporation’s Bylaws provided that (i) a majority of audit committee members must be independent and (ii) the audit committee had the authority to recommend to the Board the independent accountants to audit the annual financial statements.

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

In addition, Article III, Section 2 of the Corporation’s Bylaws permits a shareholder of a class of stock entitled to vote for the election of directors to nominate directors for election at the Corporation’s shareholders meeting, provided the shareholder follows the procedures summarized below:

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

Back to Contents

AUDIT COMMITTEE REPORT

On July 23, 2004, the Audit Committee met with management to review and discuss the audited financial statements. The Audit Committee also conducted discussions with its independent auditors, BDO Seidman LLP, regarding the matters required by the Statement on Auditing Standards No. 61. As required by Independence Standards Board Standard No. 1, “Independence Discussions with Audit Committees,” the Audit Committee has discussed with and received the required written disclosures and a confirming letter from BDO Seidman LLP regarding its independence and has discussed with BDO Seidman LLP its independence. Based upon the review and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Corporation’s Annual Report on Form 10-K for the year ended May 30, 2004.

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

SUMMARY COMPENSATION TABLE

	Annual Compensation					Long Term Compensation Awards

Name and Principal Position	Fiscal Year	Salary	Bonus	Other Annual Compensation		Securities Underlying Options SARS (5)		All Other Compensation

John A. Warehime	2004	$773,950	$326,550	$6,695	(1)	-0-		$1,320,670	(2)(4)
Chairman, President and Chief Executive Officer	2003	737,095	432,045	6,695	(1)	-0-		1,025,509
	2002	701,995	455,505	6,623		-0-		934,500

Gary T. Knisely	2004	$255,256	$196,547	$-0-		2,500	(6)	$283,559	(3)(4)
Chief Financial Officer, Counsel, Executive Vice President and Secretary	2003	243,101	243,101	-0-		2,000	(5)	181,425
	2002	231,525	231,525	-0-		-0-		89,000

Alan T. Young	2004	$155,344	$141,267	$-0-		2,500	(6)	$10,000	(4)
Senior Vice President – Purchasing and Transportation	2003	150,819	158,507	-0-		1,500	(5)	10,000
	2002	146,426	153,217	-0-		-0-		7,638

Pietro D. Giraffa, Jr	2004	$141,813	$109,196	$-0-		2,500	(6)	$10,000	(4)
Vice President – Controller and Chief Accounting Officer	2003	137,683	137,683	-0-		1,000	(5)	10,000
	2002	131,127	131,127	-0-		-0-		6,477

Daniel E. Schuchart	2004	$128,104	$98,640	$-0-		2,500	(6)	$10,000	(4)
Vice President – Sales	2003	124,373	124,373	-0-		1,000	(5)	10,000
	2002	118,450	94,405	-0-		-0-		7,245

(1)	Includes perquisites paid pursuant to the June 12, 1995 Employment Agreement, as amended, including the value of a company car and country club dues totaling $6,695.

(2)	Includes the Corporation’s payment for premiums of $153,000 for two split-dollar life insurance policies on the life of Patricia M. Warehime, the wife of Mr. Warehime, and the accrual of $1,157,670 to reflect supplemental pension benefits to be paid pursuant to Mr. Warehime’s Employment Agreement dated June 12, 1995, as amended.

(3)	Includes the Corporation’s accrual of $273,559 to reflect supplemental pension benefits to be paid pursuant to Mr. Knisely’s Employment Agreement, dated January 23, 1997.

(4)	Includes the Corporation’s matching contributions pursuant to the 401(k) Plan made to the accounts of Messrs. Warehime, Knisely, Young, Giraffa and Schuchart in the amount of $10,000.

(5)	On June 20, 2002, the Corporation granted stock options to purchase a total of 13,500 shares of the Corporation’s Class B common stock to the executive officers and key employees, other than John Warehime. No options were granted to John Warehime. Such options have an exercise price of $110.00 per share and vest at a rate of 12.5% of the initial award per year beginning June 20, 2004.

(6)	On October 17, 2003, the Corporation granted stock options to purchase a total of 199,450 shares of the Corporation’s Class B common stock to all full-time non-union employees who had at least one (1) year of service with the Corporation as of October 17, 2003 or have one year of service with the Corporation on or before October 17, 2004 other than John A. Warehime. No options were granted to John Warehime. The options granted to the eligible employees on October 17, 2003 have an exercise price of $118.00 per share and vest at a rate of 12.5% of the initial award per year beginning October 17, 2005.

Back to Contents

The following table provides information regarding options granted to the Corporation’s Named Officers during fiscal 2004.

OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

INDIVIDUAL GRANTS

Name	Number of	% of Total
	Securities	Options/SARs	Exercise		Black Scholes
	Underlying	Granted to	or Base		Grant Date
	Options/SARs	Employees in	Price	Expiration	Present
	Granted (#)(1)	Fiscal Year	($/sh)	Date	Value ($) (2)

John A. Warehime	-0-	-0-	-0-	N/A	N/A

Gary T. Knisely	2,500	1.25%	$118.00	10/17/13	$88,175

Alan T. Young	2,500	1.25%	$118.00	10/17/13	$88,175

Pietro D. Giraffa, Jr.	2,500	1.25%	$118.00	10/17/13	$88,175

Daniel E. Schuchart	2,500	1.25%	$118.00	10/17/13	$88,175

(1)	Such options have a term of 10 years and become exercisable in eight equal annual installments beginning on the second anniversary of the grant date.

(2)	The Corporation utilized the Black-Scholes option pricing model. The Corporation’s use of this model should not be construed as an endorsement of its accuracy for valuing options. All stock option valuation models, including the Black-Scholes model, require a prediction about the future movement of the stock price. The real value of the options in this table depends upon the actual performance of the Corporation’s stock during the applicable period. The following Black-Scholes assumptions were utilized:

Risk-free interest rate	5.45%
Dividend yield	1%
Expected life	9
Market price at grant(appraisal value)	$118
Expected volatility	8.6

Back to Contents

The following table provides information regarding option exercises during fiscal 2004 and year end option values.

AGGREGATED OPTIONS/SAR EXERCISED IN LAST FISCAL YEAR
AND FISCAL YEAR END OPTION VALUES

	Shares Acquired On Exercise		Number of Securities
			Underlying	Value of Unexercised
			Unexercised Options	In-the-Money
			at Fiscal	Options at
			Year End	Fiscal Year End
			Exercisable/	Exercisable/
Name		Value Realized($)	Unexercisable	Unexercisable (1)

John A. Warehime	—	—	0/0	$0/0
Gary T. Knisely	—	—	0/4,500	$0/0
Alan T. Young	—	—	0/4,000	$0/0
Pietro D. Giraffa, Jr.	—	—	0/3,500	$0/0
Daniel E. Schuchart	—	—	0/3,500	$0/0

(1)	Represents the aggregate market value (market price of the Class B Common Stock less the exercise price) of the options granted based upon the closing sales price per share of $27.00 on May 28, 2004.

(2)	The exercise price of options are: $110.00 per share for options granted under the 2002 Stock Option Plan and $118.00 per share for the options granted under the 2003 Stock Option Plan.

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

Stock Options.   In fiscal 2003 and 2004, the Board of Directors approved Stock Option Plans as a means of compensating its executive officers and key employees in fiscal 2003 and all of its full time non union employees who had at least one full year of service in fiscal 2004. Options in fiscal 2003 and fiscal 2004 were awarded pursuant to these plans to certain executive officers, excluding John Warehime.

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

The following table sets forth as of August 11, 2004 certain information with respect to the beneficial ownership of the capital stock by: (i) each person who is known by the Corporation to be the beneficial owner of more than five percent of any class of the Corporation’s capital stock; (ii) each of the Corporation’s directors; (iii) each of the Named Officers; and (iv) the Corporation’s directors and executive officers as a group. Except as otherwise indicated, the beneficial owners of the capital stock listed below have sole investment and voting power with respect to such shares. The address of the directors and Named Officers is that of the Corporation.

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
;

Back to Contents

	Shares
	Beneficially Owned (1)

	Title of
	Class	Amount	% of Class

DIRECTORS AND NAMED OFFICERS

John A. Warehime (9)	Common A	3,890	1.4
	Common B	45,229	5.8
	Preferred C	192	1.9

Clayton J. Rohrbach, Jr. (7)	Common A	88	*
	Common B	—	—

Cyril T. Noel (7) (8) (10)	Common A	301	*
	Common B	—	—
	Preferred A	432	6.9
	Preferred B	360	4.3

T. Edward Lippy (11)	Common A	385	*
	Common B	—	—

Arthur S. Schaier(7)	Common A	3,500	1.2
	Common B	—	—

James G. Sturgill, CPA, CVA (12)	Common A	100	*
	Common B	—	—

James A. Washburn	Common A	—	—
	Common B	—	—

Jennifer W. Carter (13)	Common A	207	*
	Common B	5,855	*
	Preferred C	98	*

T. Michael Haugh	Common A	—	—
	Common B	—	—

Gary T. Knisely, Esq. (8) (14)	Common A	1,688	*
	Common B	4,627	*
	Preferred B	64	*
	Preferred C	192	1.8

Pietro D. Giraffa, Jr. (15)	Common A	—	—
	Common B	3,616	*
	Preferred C	190	1.8

Alan T. Young(16)	Common A	—	—
	Common B	4,122	*
	Preferred C	192	1.8

Daniel E. Schuchart(17)	Common A	88	*
	Common B	3,620	*
	Preferred C	163	1.5

Stephen E. Robertson(19)	Common A	—	—
	Common B	1,563	*
	Preferred C	78.8

Back to Contents

	Shares
	Beneficially Owned (1)

	Title of
	Class	Amount	% of Class

All directors and executive officers as a group (14 persons)	Common A	10,247	3.6
	Common B	68,632	8.8
	Preferred A	432	6.9
	Preferred B	424	5.1
	Preferred C	1,105	11.1

*	Less than one percent.

(1)	The securities “beneficially owned” by a person are determined in accordance with the definition of “beneficial ownership” set forth in the regulations of the Securities and Exchange Commission and, accordingly, include securities owned by or for the spouse, children or certain other relatives of such person as well as other securities as to which the person has or shares voting or investment power or has the right to acquire within 60 days after August 11, 2004. The same shares may be beneficially owned by more than one person. Beneficial ownership may be disclaimed as to certain of the securities.

(2)	Includes shares held by the Alan A. Warehime Intervivos Trust A. Voting and dispositive power with respect to such shares is shared by five trustees, each of whom has one vote. A majority vote of such individuals is required to vote or dispose of such shares. Trustees of such trust include John A. Warehime, Chairman, President and Chief Executive Officer of the Corporation, Cyril T. Noel, a director of the Corporation, Sally Yelland, Michael Warehime and the Allfirst Bank.

(3)	Includes shares held by the Alan A. Warehime Intervivos Trust B. Voting and dispositive power with respect to such shares is shared by five trustees, each of whom has one vote. A majority vote of such individuals is required to vote or dispose of such shares. Trustees of such trust include John A. Warehime, Chairman, President and Chief Executive Officer of the Corporation, Cyril T. Noel, a director of the Corporation, Sally Yelland, Michael Warehime and the Allfirst Bank.

(4)	As reported by Heartland Advisors, Inc. (“Heartland”) and William J. Nasgovitz, the President and a principal shareholder of Heartland, in Amendment Five to Schedule 13G dated December 31, 2000. Each of Heartland and Mr. Nasgovitz reported sole voting and no dispositive power with respect to the shares held. Such shares are held in investment advisory accounts of Heartland. The interests of one such account, Heartland Value Fund, relates to more than 5% of the class.

(5)	Represents shares held by the Employee Stock Trust and the Employee Stock Ownership Plan Trust which includes 10,860 shares owned by the Employee Stock Ownership Plan and 13,500 shares and 199,450 shares contributed to the Employee Stock Trust for the purpose of funding the Corporation’s obligations under the 2002 and 2003 Stock Option Plans, respectively. Shares held by the Employee Stock Trust are voted by the employee beneficiaries of the Employee Stock Ownership Plan and option grantees under the Stock Option Plans, on a confidential basis, except for procedural matters where the shares are voted by the trustee of such trust, Director Noel.

(6)	The 401(k) Plan may be deemed to beneficially own the shares held by such plan. The Series C Preferred Stock is currently convertible into shares of the Class A Common Stock on a one for one basis. The trustee of the 401(k) Plan is First Union National Bank. The trustees of the subtrust, which holds the Series C Preferred stock under the plan, are Directors Noel, Rohrbach and Schaier.

(7)	Excludes 10,000 shares of the Series C Preferred Stock held by the 401(k) Plan Trust. In their capacity as co-trustees of such plan, Directors Noel, Rohrbach and Schaier have shared voting and dispositive power over the 10,000 shares held by the 401(k) Plan Trust. Shares held by the 401(k) Plan Trust are voted by a majority of the plan trustees. The Series C Preferred Stock is convertible into Class A Common Stock on a one for one basis.

Back to Contents

(8)	Shares of Series A or B Preferred Stock are convertible into Class A Common Stock on an equitable basis. The current conversion ratio is 5.62 shares of Series A or B Preferred Stock to one share of Class A Common Stock. Such conversion ratio is subject to change based upon current book value of the Class A Common Stock.

(9)	Includes 3,562 shares of Class A Common Stock owned jointly with spouse, 328 shares of Class A owned by Mr. Warehime’s spouse, 9,057 shares of Class B Common Stock owned jointly with spouse, and 192 shares of Series C Preferred Stock owned by Mr. Warehime through the 401(k) Plan.

(10)	Includes 88 shares of Class A Common Stock owned jointly with children, 160 shares of Series A Preferred Stock owned jointly with spouse.

(11)	Includes 385 shares of Class A Common Stock owned jointly with spouse.

(12)	Includes 100 shares of Class A Common Stock owned jointly with spouse.

(13)	Includes 58 shares of Class B Common Stock owned by Ms. Carter through the Employee Stock Ownership Plan, 42 shares of Class B Common Stock owned by Ms. Carter’s husband through the Employee Stock Ownership Plan, 90 shares of Series C Preferred Stock owned by Ms. Carter through 401(k) Plan, 8 shares of Series C Preferred Stock owned by Ms. Carter’s husband through 401(k) Plan, and 2,000 shares of Class B Common Stock issuable upon the exercise of options, as to which Ms. Carter has voting power and 750 shares of Class B Common Stock issuable upon the exercise of options granted to Ms. Carter’s husband. See Footnote 5 above.

(14)	Includes (i) 127 shares of Class B Common Stock owned by Mr. Knisely through the Employee Stock Ownership Plan, as to which such officer may instruct the trustee how to vote such shares, (ii) 4,500 shares of Class B Common Stock issuable upon the exercise of options, as to which Mr. Knisely has voting power, (iii) 1,461 shares of Class A Common Stock, owned jointly with spouse, (iv) 227 shares of Class A Common Stock owned by Mr. Knisely’s spouse, (v) 64 shares of Series B Preferred Stock, owned jointly with spouse, and (vi) 192 shares of Series C Preferred Stock owned by Mr. Knisely through the 401(k) Plan.

(15)	Includes 116 shares of Class B Common Stock owned by Mr. Giraffa through the Employee Stock Ownership Plan, as to which such officer may instruct the trustee how to vote such shares, 3,500 shares of Class B common Stock issuable upon the exercise of options, as to which Mr. Giraffa has voting power, and 190 shares of Series C Preferred Stock owned by Mr. Giraffa through the 401(k) Plan.

(16)	Includes 122 shares of Class B Common Stock owned by Mr. Young through the Employee Stock Ownership Plan, as to which such officer may instruct the trustee how to vote such shares, 4,000 shares of Class B common Stock issuable upon the exercise of options, as to which Mr. Young has voting power, and 192 shares of Series C Preferred Stock owned by Mr. Young through the 401(k) Plan.

(17)	Includes 120 shares of Class B Common Stock owned by Mr. Schuchart through the Employee Stock Ownership Plan, as to which such officer may instruct the trustee how to vote such shares, 3,500 shares of Class B common Stock issuable upon the exercise of options, as to which Mr. Schuchart has voting power, and 163 shares of Series C Preferred Stock owned by Mr. Schuchart through the 401(k) Plan.

(18)	Ms. Stick and Ms. Yelland are directors and/or officers of ARWCO Corporation or Warehime Enterprises, Inc. The shares owned by Warehime Enterprises, Inc. and ARWCO Corporation are not included in the shares beneficially owned by the individual directors and officers.

(19)	Includes 63 shares of Class B Common Stock owned by Mr. Robertson through the Employee Stock Ownership Plan, as to which such officer may instruct the trustee how to vote such shares, 1,500 shares of Class B Common Stock issuable upon the exercise of options, as to which Mr. Robertson has voting power, and 78 shares of Series C Preferred Stock owned by Mr. Robertson through the 401(k) Plan.

Back to Contents

EQUITY COMPENSATION PLAN INFORMATION

The following table indicates information regarding the Corporation’s equity compensation plans.

					Number of securities
					remaining available for future
	Number of securities to		Weighted-average		issuance under equity
	be issued upon exercise		exercise price of		compensation plans
	of outstanding options,		outstanding options,		(excluding securities reflected
Plan Category	warrants and rights		warrants and rights		in column (a))

	(a)		(b)		(c)

Equity compensation plans approved by security holders	—		—		—

Equity compensation plans not approved by security holders: (7)
2002 Stock Option Plan	13,500	(1)	$110 per share	(2)	21,100	(3)
2003 Stock Option Plan	199,450	(4)	$118 per share	(5)	550	(6)

Total	212,950		$117.49		21,650

(1)	Amounts reflect options granted during fiscal 2003.

(2)	Reflects the exercise price of options granted on June 20, 2002.

(3)	Represents shares available for issuance under the 2002 Stock Option Plan approved by the Board of Directors following award of options on June 20, 2002.

(4)	Amounts reflect options granted during fiscal 2004.

(5)	Reflects the exercise price of options granted on October 17, 2003.

(6)	Represents shares available for issuance under the 2003 Stock Option Plan approved by the Board of Directors following award of options on October 17, 2003.

(7)	Does not include 131,589 shares held by the Employee Stock Trust and 10,860 shares allocated to the Employee Stock Ownership Plan. The Employee Stock Trust is designed to fund contributions to employee benefit plans for non-union employees of the Corporation (excluding John A. Warehime), including, but not limited to, the Employee Stock Ownership Plan and the Stock Option Plans, and holds shares available for issuance under the Employee Stock Ownership Plan and under the Stock Option Plans and to fund other employee benefit plans. In addition, the table does not include 10,000 shares of Series C Preferred Stock held by the 401(k) Savings Plan, of which 196 shares were available for issuance as of the fiscal year end.

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

Back to Contents

2003 STOCK OPTION PLAN

On October 17, 2003, the Corporation’s Board of Directors adopted the Hanover Foods Corporation 2003 Stock Option Plan (the “2003 Option Plan”). All full-time employees (excluding employees represented by a collective bargaining agent) of the Corporation and of any present or future parent or subsidiary of the Corporation who have been employed for at least one year, excluding John A. Warehime, are eligible to receive options under the 2003 Option Plan. No individual may receive options under the 2003 Option Plan for more than 5% of the total number of shares of the Corporation’s Class B common stock authorized for issuance under the 2003 Option Plan. 200,000 shares of the Corporation’s Class B common stock, par value $25.00 per share, are authorized for issuance under the 2003 Option Plan. On October 17, 2003, the Board of Directors of the Corporation voted to make a grant to all full-time, non-union employees of the Corp oration who have been employed by the Corporation for at least one year, other than John A. Warehime except that if an individual is in the employ of the Corporation or any of its subsidiaries as of October 17, 2003, but has not been employed for at least one year as of October 17, 2003, once the one year employment requirement has been satisfied, the employee will receive stock options, with an option price equal to the appraised fair market value at the time of the option grant. On October 17, 2003 the Board of Directors granted options for 199,450 shares of Class B common stock.

Under the 2002 Stock Option Plan and 2003 Option Plan, the exercise price of stock options is equal to the fair market value of the common stock on the grant date. The maximum term of stock options is 10 years. Stock options are accounted for under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Accordingly, no compensation expense is recorded for stock option grants.

EMPLOYEE STOCK TRUST

The Hanover Foods Corporation Employee Stock Trust (the “Trust”) was revised and restated effective June 20, 2002, amended on July 23, 2004. The Trust is designed to fund contributions to employee benefit plans for non-union employees of Hanover (excluding John A. Warehime), including, but not limited to, the Hanover Foods Corporation Employee Stock Ownership Plan (“ESOP”), the 2002 Stock Option Plan and 2003 Option Plan. Currently, stock held in the Trust is allocated to either the Employee Stock Ownership Plan sub-account or the Stock Option Plan sub-account and the stock in each sub-account is to be used exclusively to satisfy the Corporation’s obligations under the applicable benefit plan. Stock held in the ESOP sub-account is voted by the co-trustees Cyril T. Noel and Luzerne National Bank, pursuant to the instructions of active participants in the ESOP. Stock held in the 2002 Stock Option Plan and the 2003 Option Plan sub-accounts are voted by the co-trustees pursuant to the instructions of holders of unexercised stock options. All voting instructions are made on a confidential basis. Shares for which no instructions are given are voted in the same proportion as shares for which instructions are given. The co-trustees are not required to obtain instruction for voting on procedural or ministerial matters such as shareholder meeting procedure.

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

Back to Contents

EMPLOYEE STOCK OWNERSHIP PLAN

Effective January 1, 2001, the Corporation adopted the Hanover Foods Corporation Employee Stock Ownership Plan (“ESOP). The ESOP was amended and restated in its entirety on February 25, 2002, and amended further August 1, 2002, December 15, 2003 and January 7, 2004. The ESOP is a defined contribution employee pension plan designed to invest primarily in securities of the Corporation. Non-union employees, except John A. Warehime, are eligible to participate upon completion of one year of service. Contributions may be made annually at the discretion of the Corporation. Contributions to the ESOP may take the form of cash or securities of the Corporation. It is intended that contributions will be made primarily by the transfer of Class B common stock of the Corporation from the Employer Stock Trust to the ESOP. Securities so contributed to the ESOP are allocated to the accounts of all “active participants” in the ESOP in proportion to e ach participant’s compensation. “Active participant” is defined as each participant who has completed a year of service during the plan year or retired or was on leave as of the last day of the plan year. Although the ESOP is designed to invest primarily in Corporation securities, participants have the option to diversify their accounts after completing 10 years of participation and attaining age 55. The option to diversify is permitted for six Plan Years. For the first five Plan Years, up to 25% of each such participant’s account may be invested in securities other than Corporation securities. In the sixth Plan Year, up to fifty percent (50%) of such participant’s account may be invested in securities other than Corporation securities.

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

STOCK REPURCHASE PLAN

Sixty-six (66) shares of the Company’s Class A Common Stock were repurchased under the plan for the fiscal year ended May 30, 2004. The Company has agreed to purchase the Company’s Class A Common Stock purchased or owned by employees prior to April 20, 1988 at appraised value. This guarantee of repurchase by the Company is for an indefinite period of time. No shares were repurchased under this plan for the years ended June 1, 2003 and June 2, 2002. As of May 30, 2004, there were 8,983 shares outstanding that would be eligible for repurchase under this plan. The maximum commitment, if requested, for all eligible shares would be approximately $1,051,000 based on the most recent appraised value per share as of March 31, 2004.

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

During fiscal 2004 the adult children of the Corporation’s Chairman, John Warehime, were employed by the Corporation, including Jennifer Carter, Director, who was employed as Assistant to the Chairman, Jeffrey Warehime, who is employed as Director – Fresh Produce, and Andrew Warehime, who is employed as Special Sales Manager. Jennifer Carter’s husband, Michael Carter, is employed as Director – Retail Branded Sales. Jennifer Carter was and Jeffrey Warehime, Andrew Warehime and Michael Carter are employed by the Corporation at annual salaries of $93,845, $100,857, $63,993, and $75,000 respectively. See “Part III — Item 11. Employment Agreements and Change in Control Severance Agreements.” Ms. Carter also receives director compensation customary for the Corporation’s directors which totaled $18,000 during fiscal 2004. See “Part III — Item 10. Directors and Executive Officers of the Corporation — Director Compensation.” On June 20, 2002, each of Jennifer Carter, Jeffrey Warehime, and Andrew Warehime were granted an option to purchase 500 shares of Class B common stock at an exercise price of $110 per share. On October 17, 2003, Jennifer Carter, Jeffrey Warehime and Andrew Warehime were granted an option to purchase 1,500 shares of Class B Common Stock at an exercise price of $118 per share and Michael Carter was granted an option to purchase 750 shares of Class B Common Stock at an exercise price of $118 per share. Andrea Kint, the daughter of Pietro Giraffa, Vice President and Controller of the Corporation, is employed as Assistant Production Manager — Hanover, PA Frozen Operations at an annual salary of $50,923. On October 17, 2003, Andrea Kint was granted an option to purchase 500 shares of Class B Common Stock at an exercise price of $118 per share.

Back to Contents

STOCK PERFORMANCE GRAPH

The following graph shows a comparison of the cumulative total return for the Corporation’s Class A Common Stock, the NASDAQ Stock Market and the Hanover Peer Group (defined below) assuming an investment of $100 on May 30, 1999 and the reinvestment of all dividends. The Peer Group includes Seneca Foods Corporation, The J.M. Smucker Company, Maui Land Pineapple Company, Inc., Del Monte Foods, Company and J & J Snack Foods Corp. The data points used for the performance graph are listed below.

The following graph is required to be included in this Annual Report by SEC regulations; however, in reviewing these materials shareholders are advised that since the Corporation’s Class A Common Stock is not actively traded, it can not be properly compared to companies whose securities are traded on an exchange or the NASDAQ Stock Market.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed by BDO Seidman, LLP for professional services rendered for the audit of the Company’s annual financial statements for the fiscal year ended May 30, 2004 and the review of the financial statements included in the Company’s Forms 10-Q for fiscal year 2004 totaled $152,000. The aggregate fees billed by KPMG LLP for professional services rendered for the audit of the Company’s annual financial statements for the fiscal year ended June 1, 2003 and the review of the financial statements included in the Company’s Forms 10-Q for fiscal year 2003 totaled $140,000.

Audit-Related Fees. The aggregate fees billed by BDO Seidman, LLP for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal year ended May 30, 2004 and that are not disclosed in the paragraph captioned “Audit Fees” above, were $8,000. The services performed by BDO Seidman, LLP in connection with these fees consisted of the following: review of the purchase price allocation in connection with the acquisition of Venice Maid Foods, Inc. and planning for compliance with Section 404 of the Sarbanes-Oxley Act of 2002. The aggregate fees billed by KPMG LLP for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal year ended June 1, 2003 and that are not disclosed in the paragraph captioned “Audit Fees” above, were $15,000. The services performed by KPMG LLP in connection with these fees consisted of the following: fees in connection with employee benefit plan audits.

Tax Fees. The aggregate fees billed by BDO Seidman, LLP for professional services rendered for tax compliance, tax advice and tax planning for the fiscal year ended May 30, 2004 were $20,000. The services performed by BDO Seidman, LLP in connection with these fees consisted of the following: tax compliance services. The aggregate fees billed by KPMG LLP for professional services rendered for tax compliance, tax advice and tax planning for the fiscal year ended June 1, 2003 were $68,000. The services performed by KPMG LLP in connection with these fees consisted of the following: fees in connection with tax compliance and consultation services.

All Other Fees. The aggregate fees billed by BDO Seidman, LLP for products and services, other than the services described in the paragraphs “Audit Fees,” “Audit-Related Fees,” and “Tax Fees” above for the fiscal year ended May 30, 2004 were $0. The aggregate fees billed by KPMG LLP for products and services, other than the services described in the paragraphs “Audit Fees,” “Audit-Related Fees,” and “Tax Fees” above for the fiscal year ended June 1, 2003 were $0.

The audit committee has established its pre-approval policies and procedures, pursuant to which the audit committee approved the foregoing audit and permissible non-audit services to be provided by BDO Seidman, LLP in fiscal 2005.

Back to Contents

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

Number	Description

3(a)	Registrant’s Amended and Restated Articles of Incorporation is incorporated by reference to the Form 10-K filed on August 29, 1997, wherein such Exhibit is designated as 3(a).

3(b)	Amendment No. 1 to Registrant’s Amended and Restated Articles of Incorporation is incorporated by reference to the Form 10-K filed on August 29, 1997, wherein such Exhibit is designated as 3(b).

3(c)	Registrant’s Amended and Restated Bylaws, as amended, enacted August 25, 2004 is attached as Exhibit 3(c).

4(a)	Note Agreement dated as of December 1, 1991, between the Corporation and Allstate Life Insurance Corporation, with regard to the Corporation’s $25,000,000, 8.74% Senior Notes Due March 15, 2007, is incorporated herein by reference to the Form 10-K filed June 25, 1992 wherein such Exhibit is designated as 4(a).

4(b)	June 20, 1995 First Amendment to December 1, 1991 Note Agreement between the Corporation and Allstate Life Insurance Corporation (the “Note Agreement”) and Waiver of Compliance with Section 5.9 of the Note Agreement is incorporated herein by reference to the Form 10-K filed on July 3, 1995, wherein such Exhibit is designated as 4(b).

Back to Contents

Number	Description

4(c)	June 24, 1996 waiver to covenants in the December 1, 1991 Note Agreement between the Corporation and Allstate Life Insurance Corporation (the "Note Agreement") is incorporated herein by reference to the Form 10-K filed on July 2, 1996, wherein such Exhibit is designated as 4(c).

4(d)	July 1, 1996 Second Amendment to December 1, 1991 Note Agreement between the Corporation and Allstate Life Insurance Corporation (the “Note Agreement”) is incorporated by reference to the Form 10-K filed on August 27, 1997, wherein such Exhibit is designated as 4(d).

4(e)	August 1, 1997 Third Amendment to December 1, 1991 Note Agreement between the Corporation and Allstate Life Insurance Corporation (the “Note Agreement”) is incorporated by reference to the Form 10-K filed on August 30, 1999, wherein such Exhibit is designated as 4(e).

4(f)	March 15, 1999 Fourth Amendment to December 1, 1991 Note Agreement between the Corporation and Allstate Life Insurance Corporation (the “Note Agreement”) is incorporated by reference to the Form 10-K filed on August 30, 1999, wherein such Exhibit is designated as 4(f).

4(g)	July 26, 1999 waiver to covenants in the December 1, 1991 Note Agreement between the Corporation and Allstate Life Insurance Corporation (the “Note Agreement”) is incorporated by reference to the Form 10-K filed on August 30, 1999, wherein such Exhibit is designated as 4(g).

4(h)	July 28, 2000 waiver to covenants in the December 1991 Note Agreement between the Corporation and Allstate Life Insurance Corporation (the “Note Agreement”) is incorporated by reference to the Form 10-K filed on August 23, 2000, wherein such Exhibit is designated as 4(h).

4(i)	August 3, 2001 waiver to covenants in the December 1991 Note Agreement between the Corporation and Allstate Life Insurance Compensation (the “Note Agreement”) is incorporated by reference to the Form 10-K filed on August 31, 2001, wherein such Exhibits are designated 4(i).

4(j)	Note Purchase Agreement dated as of September 1, 2001, between the Corporation and a group of lenders led by John Hancock Life Insurance Company with regard to the Corporation’s $25,000,000, 7.01% Senior Notes Due September 15, 2011 wherein such Exhibit is designated 4(j).

9(a)	April 5, 1988 Voting Trust Agreement is incorporated herein by reference to the Form 10-K filed July 28, 1989, wherein such Exhibit is designated as 9(a).

9(b)	December 1, 1988 Voting Trust Agreement is incorporated herein by reference to the Form 10–K filed July 28, 1989, wherein such Exhibit is designated as 9(b).

9(c)	Writing dated April 5, 1988 appointing John A. Warehime as Successor Voting Trustee under Voting Trust Agreement dated December 1, 1988, is incorporated herein by reference to the Form 8-K filed June 1, 1990, wherein such Exhibit is designated as 9(c).

9(d)	Writing dated December 1, 1988 appointing John A. Warehime as Successor Voting Trustee under Voting Trust Agreement dated December 1, 1988, is incorporated herein by reference to the Form 8-K filed June 1, 1990, wherein such Exhibit is designated as 9(d).

10(a)	April 28, 1988 Sublease Agreement between Warehime Enterprises, Inc. and Hanover Brands, Inc., is incorporated herein by reference to the Form 10-K filed July 28, 1989, wherein such Exhibit is designated as 10(a).

10(b)	April 28, 1988 Agreement of Sale between Warehime Enterprises, Inc. and Hanover Brands, Inc., is incorporated herein by reference to the Form 10-K filed July 28, 1989, wherein such Exhibit is designated as 10(b).

10(c)	March 3, 1989 Agreement of Sale between Warehime Enterprises, Inc. and Hanover Brands, Inc., is incorporated herein by reference to the Form 10-K filed July 28, 1989, wherein such Exhibit is designated as 10(c).

Back to Contents

Number	Description

10(d)	November 14, 1986 Employment Agreement between Hanover Brands, Inc. and Patricia H. Townsend is incorporated herein by reference to the Form 10-K filed July 28, 1989, wherein such Exhibit is designated as 10(d).

10(e)	May 10, 1991 Amendment to April 28, 1988 Agreement of Sale between Warehime Enterprises, Inc. and Hanover Brands, Inc., is incorporated herein by reference to the Form 10-K filed June 29, 1991, wherein such Exhibit is designated as 10(e).

10(f)	October 1, 1994 Amendment to the June 1, 1994 Lease Agreement between Hanover Foods Corporation and Food Service East, Inc. is incorporated herein by reference to the Form 10-K filed July 3, 1995, wherein such Exhibit is designated as 10(f).

10(g)	June 12, 1995 Employment Agreement between Hanover Foods Corporation and John A. Warehime is incorporated herein by reference to the Form 10-K filed July 3, 1995, wherein such Exhibit is designated as 10(g). *

10(h)	April 4, 1994 Lease Agreement between John A. and Patricia M. Warehime and Hanover Foods Corporation is incorporated herein by reference to the Form 10-K filed July 2, 1996, wherein such Exhibit is designated as 10(h).

10(i)	July 27, 1995 Installment Sales Agreement for the purchase of 5,148 shares of Hanover Foods Class B Voting Common Stock from Cyril T. Noel, individually, and Cyril T. Noel and Frances L. Noel, jointly, is incorporated herein by reference to the Form 10-K filed July 2, 1996, wherein such Exhibit is designated as 10(i).

10(j)	April 1, 1996 Installment Sales Agreement for the purchase of 1,210 shares of Hanover Foods Class B Voting Common Stock and 5,990 shares of Hanover Foods Class A Nonvoting Common Stock from John R. Miller, Jr. is incorporated herein by reference to the Form 10-K filed July 2, 1996, wherein such Exhibit is designated as 10(j).

10(k)	January 23, 1997 Employment Agreement between Hanover Foods Corporation and Gary T. Knisely is incorporated herein by reference to the Form 10-K filed August 27, 1997, wherein such Exhibit is designated 10(k). *

10(l)	February 13, 1997 Amendment No. 1 to June 12, 1995 Employment Agreement between Hanover Foods Corporation and John A. Warehime is incorporated herein by reference to the Form 10-K filed August 27, 1997, wherein such Exhibit is designated 10(l). *

10(m)	August 1, 1997 Amendment No. 2 to June 12, 1995 Employment Agreement between Hanover Foods Corporation and John A. Warehime is incorporated herein by reference to the Form 10-K filed August 27, 1997, wherein such Exhibit is designated 10(m).*

10(n)	May 21, 1997 Senior Executive Agreement between Hanover Foods Corporation and Clement A. Calabrese is incorporated herein by reference to the Form 10-K filed August 27, 1997, wherein such Exhibit is designated 10(n). *

10(o)	May 21, 1997 Senior Executive Agreement between Hanover Foods Corporation and Alan T. Young is incorporated herein by reference to the Form 10-K filed on August 27, 1997, wherein such Exhibit is designated 10(o). *

10(p)	April 22, 1997 John R. Miller, Jr. Voting Agreement is incorporated herein by reference to the Form 10-K filed on August 27, 1997, wherein such Exhibit is designated as 10(p). *

10(q)	April 1, 2000 Amendment No. 3 to June 12, 1995 Employment Agreement between Hanover Foods Corporation and John A. Warehime is incorporated by reference to the Form 10-K filed on August 23, 2000, wherein such Exhibits designated as 10 (q).

10(r)	April 1, 2000 Amendment No. 1 to January 23, 1997 Employment Agreement between Hanover Foods Corporation and Gary T. Knisely is incorporated by reference to the Form 10-K filed on August 23, 2000, wherein such Exhibit designated as 10 (r).

10(s)	Annual Top Management Cash Bonus Program. *

Back to Contents

Number	Description

10(t)	October 27, 2000 Senior Executive Agreement between Hanover Foods Corporation and Pietro D. Giraffa, Jr. is incorporated by reference to the Form 10-K filed on August 31, 2001, wherein such Exhibit is designated as 10(t). *

10(u)	October 27, 2000 Senior Executive Agreement between Hanover Foods Corporation and Edward L. Boeckel, Jr. is incorporated by reference to the Form 10-K filed on August 31, 2001, wherein such Exhibit is designated as 10(u). *

10(v)	October 27, 2000 Senior Executive Agreement between Hanover Foods Corporation and Daniel E. Schuchart is incorporated by reference to the Form 10-K filed on August 31, 2001, wherein such Exhibit is designated as 10(v). *

10(w)	October 27, 2000 Senior Executive Agreement between Hanover Foods Corporation and William S. Gaugler, Jr. incorporated by reference to the Form 10-K filed on August 31, 2001, wherein such Exhibit is designated as 10(w). *

10(x)	October 27, 2000 Senior Executive Agreement between Hanover Foods Corporation and Timothy D. Mechler is incorporated by reference to the Form 10-K filed on August 31, 2001, wherein such Exhibit is designated as 10(x). *

10(y)	October 27, 2000 Senior Executive Agreement between Hanover Foods Corporation and Jennifer L. Carter is incorporated by reference to the Form 10(k) filed on August 31, 2001, wherein such Exhibit is designated as 10(y).

10(z)	October 27, 2000 Senior Executive Agreement between Hanover Foods Corporation and Jeffrey A. Warehime is incorporated by reference to the Form 10-K filed on August 31, 2001, wherein such Exhibit is designated as 10(z). *

10(aa)	October 27, 2000 Senior Executive Agreement between Hanover Foods Corporation and J. Andrew Warehime is incorporated by reference to the Form 10-K filed on August 31, 2001, wherein such Exhibit is designated as 10(aa). *

10(bb)	2002 Stock Option Plan and Form of Option Agreement is incorporated by reference to the Form 10-K filed on September 2, 2002, wherein such Exhibit is designated as 10 (bb).

10(cc)	Revised and Restated Employee Stock Trust, effective June 20, 2002 is incorporated by reference to the Form 10-K filed on September 2, 2002, wherein such Exhibit is designated as 10(cc).

10(dd)	2003 Stock Option Plan and Form of Option Agreement is incorporated by reference to the Form 10-Q filed on January 14, 2004, wherein such Exhibit is designated as 10(dd).

10(ee)	July 23, 2004 Amendment No. 1 to Revised and Restated Employee Stock Ownership Plan Trust, effective June 20, 2002, is attached as Exhibit 10(ee).

10(ff)	July 23, 2004 Amendment No. 2 to Revised and Restated Employee Stock Trust, effective June 20, 2002, is attached as Exhibit 10(ff).

10 (gg)	October 28, 2003 Renewal of PNC Bank $11,500,000 – Letter of Credit facility is incorporated by reference to Form 10-Q filed on January 14, 2004, wherein such exhibit is designated at Exhibit 10(gg).

10(hh)	November 7, 2004 Renewal of Citizens Bank $15,000,000 Line of Credit facility incorporated by reference to the Form 10-Q filed on January 14, 2004, wherein such exhibit is designated as Exhibit 10(hh).

11	Computation of Earnings Per Share. Incorporated by reference to Note 12 of the Notes to Consolidated Financial Statements.

13	2004 Annual Report to Shareholders is attached as Exhibit 13.

14	Code of Ethics for Senior Financial Officers is attached as Exhibit 14.

21	List of Subsidiaries of the Registrant is attached as Exhibit 21.

31.1	Certification of CEO pursuant to Section 302 Sarbanes Oxley Act of 2002 is attached as Exhibit 31.1.

31.2	Certification of CFO pursuant to Section 302 Sarbanes Oxley Act of 2002 is attached as Exhibit 31.2

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached as Exhibit 32.1.

Back to Contents

Number	Description

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached as Exhibit 32.2.

99.1	Amended and Restated Audit Committee Charter is attached as Exhibit 99.1

99.2	Nominating and Corporate Governance Committee Charter is attached as Exhibit 99.2

*Management contract or compensatory plan or arrangement.

Back to Contents

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: September 30, 2004

HANOVER FOODS CORPORATION

By:	/s/ John A. Warehime

JOHN A. WAREHIME
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ John A. Warehime	By:	/s/ Clayton J. Rohrbach, Jr.

	John A. Warehime		Clayton J. Rohrbach, Jr.
	Chairman, President		Director
Chief Executive Officer and Director

Date: September 30, 2004		Date: September 30, 2004

By:	/s/ Gary T. Knisely	By:	/s/ James G. Sturgill

	Gary T. Knisely		James G. Sturgill
	Executive Vice President		Director
Counsel
Chief Financial Officer

Date: September 30, 2004		Date: September 30, 2004

By:	/s/ Pietro D. Giraffa, Jr.	By:	/s/ James A. Washburn

	Pietro D. Giraffa, Jr.		James A. Washburn
	Vice President - Controller		Director
Chief Accounting Officer

Date: September 30, 2004		Date: September 30, 2004

By:	/s/ Arthur S. Schaier	By:	/s/ Cyril T. Noel

	Arthur S. Schaier		Cyril T. Noel
	Director		Director

Date: September 30, 2004		Date: September 30, 2004

By:	/s/ T. Edward Lippy	By:	/s/ Jennifer W. Carter

	T. Edward Lippy		Jennifer W. Carter
	Director		Director

Date: September 30, 2004		Date: September 30, 2004

By:	/s/ T. Michael Haugh

T. Michael Haugh
Director

Date: September 30, 2004

Back to Contents

HANOVER FOODS CORPORATION

EXHIBIT INDEX

Number	Description

3(a)	Registrant’s Amended and Restated Articles of Incorporation is incorporated by reference to the Form 10-K filed on August 29, 1997, wherein such Exhibit is designated as 3(a).

3(b)	Amendment No. 1 to Registrant’s Amended and Restated Articles of Incorporation is incorporated by reference to the Form 10-K filed on August 29, 1997, wherein such Exhibit is designated as 3(b).

3(c)	Registrant’s Amended and Restated Bylaws, as amended, enacted August 25, 2004 is attached as Exhibit 3(c).

4(a)	Note Agreement dated as of December 1, 1991, between the Corporation and Allstate Life Insurance Corporation, with regard to the Corporation’s $25,000,000, 8.74% Senior Notes Due March 15, 2007, is incorporated herein by reference to the Form 10-K filed June 25, 1992 wherein such Exhibit is designated as 4(a).

4(b)	June 20, 1995 First Amendment to December 1, 1991 Note Agreement between the Corporation and Allstate Life Insurance Corporation (the “Note Agreement”) and Waiver of Compliance with Section 5.9 of the Note Agreement is incorporated herein by reference to the Form 10-K filed on July 3, 1995, wherein such Exhibit is designated as 4(b).

4(c)	June 24, 1996 waiver to covenants in the December 1, 1991 Note Agreement between the Corporation and Allstate Life Insurance Corporation (the "Note Agreement") is incorporated herein by reference to the Form 10-K filed on July 2, 1996, wherein such Exhibit is designated as 4(c).

4(d)	July 1, 1996 Second Amendment to December 1, 1991 Note Agreement between the Corporation and Allstate Life Insurance Corporation (the “Note Agreement”) is incorporated by reference to the Form 10-K filed on August 27, 1997, wherein such Exhibit is designated as 4(d).

4(e)	August 1, 1997 Third Amendment to December 1, 1991 Note Agreement between the Corporation and Allstate Life Insurance Corporation (the “Note Agreement”) is incorporated by reference to the Form 10-K filed on August 30, 1999, wherein such Exhibit is designated as 4(e).

4(f)	March 15, 1999 Fourth Amendment to December 1, 1991 Note Agreement between the Corporation and Allstate Life Insurance Corporation (the “Note Agreement”) is incorporated by reference to the Form 10-K filed on August 30, 1999, wherein such Exhibit is designated as 4(f).

4(g)	July 26, 1999 waiver to covenants in the December 1, 1991 Note Agreement between the Corporation and Allstate Life Insurance Corporation (the “Note Agreement”) is incorporated by reference to the Form 10-K filed on August 30, 1999, wherein such Exhibit is designated as 4(g).

4(h)	July 28, 2000 waiver to covenants in the December 1991 Note Agreement between the Corporation and Allstate Life Insurance Corporation (the “Note Agreement”) is incorporated by reference to the Form 10-K filed on August 23, 2000, wherein such Exhibit is designated as 4(h).

4(i)	August 3, 2001 waiver to covenants in the December 1991 Note Agreement between the Corporation and Allstate Life Insurance Compensation (the “Note Agreement”) is incorporated by reference to the Form 10-K filed on August 31, 2001, wherein such Exhibits is designated 4(i).

4(j)	Note Purchase Agreement dated as of September 1, 2001, between the Corporation and a group of lenders led by John Hancock Life Insurance Company with regard to the Corporation’s $25,000,000, 7.01% Senior Notes Due September 15, 2011 is incorporated herein by reference to the Form 10-K filed September 2, 2002, wherein such Exhibit is designated as 4(j).

Back to Contents

Number	Description

9(a)	April 5, 1988 Voting Trust Agreement is incorporated herein by reference to the Form 10-K filed July 28, 1989, wherein such Exhibit is designated as 9(a).

9(b)	December 1, 1988 Voting Trust Agreement is incorporated herein by reference to the Form 10-K filed July 28, 1989, wherein such Exhibit is designated as 9(b).

9(c)	Writing dated April 5, 1988 appointing John A. Warehime as Successor Voting Trustee under Voting Trust Agreement dated December 1, 1988, is incorporated herein by reference to the Form 8-K filed June 1, 1990, wherein such Exhibit is designated as 9(c).

9(d)	Writing dated December 1, 1988 appointing John A. Warehime as Successor Voting Trustee under Voting Trust Agreement dated December 1, 1988, is incorporated herein by reference to the Form 8-K filed June 1, 1990, wherein such Exhibit is designated as 9(d).

10(a)	April 28, 1988 Sublease Agreement between Warehime Enterprises, Inc. and Hanover Brands, Inc., is incorporated herein by reference to the Form 10-K filed July 28, 1989, wherein such Exhibit is designated as 10(a).

10(b)	April 28, 1988 Agreement of Sale between Warehime Enterprises, Inc. and Hanover Brands, Inc., is incorporated herein by reference to the Form 10-K filed July 28, 1989, wherein such Exhibit is designated as 10(b).

10(c)	March 3, 1989 Agreement of Sale between Warehime Enterprises, Inc. and Hanover Brands, Inc., is incorporated herein by reference to the Form 10-K filed July 28, 1989, wherein such Exhibit is designated as 10(c).

10(d)	November 14, 1986 Employment Agreement between Hanover Brands, Inc. and Patricia H. Townsend is incorporated herein by reference to the Form 10-K filed July 28, 1989, wherein such Exhibit is designated as 10(d).

10(e)	May 10, 1991 Amendment to April 28, 1988 Agreement of Sale between Warehime Enterprises, Inc. and Hanover Brands, Inc., is incorporated herein by reference to the Form 10-K filed June 29, 1991, wherein such Exhibit is designated as 10(e).

10(f)	October 1, 1994 Amendment to the June 1, 1994 Lease Agreement between Hanover Foods Corporation and Food Service East, Inc. is incorporated herein by reference to the Form 10-K filed July 3, 1995, wherein such Exhibit is designated as 10(f).

10(g)	June 12, 1995 Employment Agreement between Hanover Foods Corporation and John A. Warehime is incorporated herein by reference to the Form 10-K filed July 3, 1995, wherein such Exhibit is designated as 10(g). *

10(h)	April 4, 1994 Lease Agreement between John A. and Patricia M. Warehime and Hanover Foods Corporation is incorporated herein by reference to the Form 10-K filed July 2, 1996, wherein such Exhibit is designated as 10(h).

10(i)	July 27, 1995 Installment Sales Agreement for the purchase of 5,148 shares of Hanover Foods Class B Voting Common Stock from Cyril T. Noel, individually, and Cyril T. Noel and Frances L. Noel, jointly, is incorporated herein by reference to the Form 10-K filed July 2, 1996, wherein such Exhibit is designated as 10(i).

10(j)	April 1, 1996 Installment Sales Agreement for the purchase of 1,210 shares of Hanover Foods Class B Voting Common Stock and 5,990 shares of Hanover Foods Class A Nonvoting Common Stock from John R. Miller, Jr. is incorporated herein by reference to the Form 10-K filed July 2, 1996, wherein such Exhibit is designated as 10(j).

10(k)	January 23, 1997 Employment Agreement between Hanover Foods Corporation and Gary T. Knisely is incorporated herein by reference to the Form 10-K filed August 27, 1997, wherein such Exhibit is designated 10(k). *

10(l)	February 13, 1997 Amendment No. 1 to June 12, 1995 Employment Agreement between Hanover Foods Corporation and John A. Warehime is incorporated herein by reference to the Form 10-K filed August 27, 1997, wherein such Exhibit is designated 10(l). *

Back to Contents

Number	Description

10(m)	August 1, 1997 Amendment No. 2 to June 12, 1995 Employment Agreement between Hanover Foods Corporation and John A. Warehime is incorporated herein by reference to the Form 10-K filed August 27, 1997, wherein such Exhibit is designated 10(m).*

10(n)	May 21, 1997 Senior Executive Agreement between Hanover Foods Corporation and Clement A. Calabrese is incorporated herein by reference to the Form 10-K filed August 27, 1997, wherein such Exhibit is designated 10(n). *

10(o)	May 21, 1997 Senior Executive Agreement between Hanover Foods Corporation and Alan T. Young is incorporated herein by reference to the Form 10-K filed on August 27, 1997, wherein such Exhibit is designated 10(o). *

10(p)	April 22, 1997 John R. Miller, Jr. Voting Agreement is incorporated herein by reference to the Form 10-K filed on August 27, 1997, wherein such Exhibit is designated as 10(p). *

10(q)	April 1, 2000 Amendment No. 3 to June 12, 1995 Employment Agreement between Hanover Foods Corporation and John A. Warehime is incorporated by reference to the Form 10-K filed on August 23, 2000, wherein such Exhibits designated as 10 (q).

10(r)	April 1, 2000 Amendment No. 1 to January 23, 1997 Employment Agreement between Hanover Foods Corporation and Gary T. Knisely is incorporated by reference to the Form 10-K filed on August 23, 2000, wherein such Exhibit designated as 10 (r).

10(s)	Annual Top Management Cash Bonus Program.

10(t)	October 27, 2000 Senior Executive Agreement between Hanover Foods Corporation and Pietro D. Giraffa, Jr. is incorporated by reference to the Form 10-K filed on August 31, 2001, wherein such Exhibit is designated as 10(t). *

10(u)	October 27, 2000 Senior Executive Agreement between Hanover Foods Corporation and Edward L. Boeckel, Jr. is incorporated by reference to the Form 10-K filed on August 31, 2001, wherein such Exhibit is designated as 10(u). *

10(v)	October 27, 2000 Senior Executive Agreement between Hanover Foods Corporation and Daniel E. Schuchart is incorporated by reference to the Form 10-K filed on August 31, 2001, wherein such Exhibit is designated as 10(v). *

10(w)	October 27, 2000 Senior Executive Agreement between Hanover Foods Corporation and William S. Gaugler, Jr incorporated by reference to the Form 10-K filed on August 31, 2001, wherein such Exhibit is designated as 10(w). *

10(x)	October 27, 2000 Senior Executive Agreement between Hanover Foods Corporation and Timothy D. Mechler is incorporated by reference to the Form 10-K filed on August 31, 2001, wherein such Exhibit is designated as 10(x). *

10( y)	October 27, 2000 Senior Executive Agreement between Hanover Foods Corporation and Jennifer L. Carter is incorporated by reference to the Form 10(k) filed on August 31, 2001, wherein such Exhibit is designated as 10(y).

10(z)	October 27, 2000 Senior Executive Agreement between Hanover Foods Corporation and Jeffrey A. Warehime is incorporated by reference to the Form 10-K filed on August 31, 2001, wherein such Exhibit is designated as 10(z). *

10(aa)	October 27, 2000 Senior Executive Agreement between Hanover Foods Corporation and J. Andrew Warehime is incorporated by reference to the Form 10-K filed on August 31, 2001, wherein such Exhibit is designated as 10(aa). *

10(bb)	2003 Stock Option Plan and Form of Option Agreement is incorporated by reference to the Form 10-K filed on September 2, 2002, wherein such Exhibit is designated at 10(bb).

10(cc)	Revised and Restated Employee Stock Trust, effective June 20, 2002 is incorporated by reference to the Form 10-K filed on September 2, 2003, wherein such Exhibit is designated as 10(cc).

Back to Contents

Number	Description

10(dd)	2003 Stock Option Plan and Form of Option Agreement is incorporated by reference to the Form 10-Q filed on January 14, 2004, wherein such Exhibit is designated as 10(dd).

10(ee)	July 23, 2004 Amendment No. 1 to Revised and Restated Employee Stock Ownership Plan Trust, effective June 20, 2002, is attached as Exhibit 10(ee).

10(ff)	July 23, 2004 Amendment No. 2 to Revised and Restated Employee Stock Trust, effective June 20, 2002, is attached as Exhibit 10(ff).

10(gg)	October 28, 2003 Renewal of PNC Bank $11,500,000 – Letter of Credit facility is incorporated by reference to Form 10-Q filed on January 14, 2004, wherein such exhibit is designated at Exhibit 10(gg).

10(hh)	November 7, 2004 Renewal of Citizens Bank $15,000,000 Line of Credit facility incorporated by reference to the Form 10-Q filed on January 14, 2004, wherein such exhibit is designated as Exhibit 10(hh).

11	Computation of Earnings Per Share. Incorporated by reference to Note 12 of the Notes to Consolidated Financial Statements.

13	2004 Annual Report to Shareholders is attached as Exhibit 13.

14	Code of Ethics for Senior Financial Officers is attached as Exhibit 14.

21	List of Subsidiaries of the Registrant is attached as Exhibit 21.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 is attached at Exhibit 31.1.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 is attached as Exhibit 31.2.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached as Exhibit 32.1.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached as Exhibit 32.2.

99.1	Amended and Restated Audit Committee Charter is attached as Exhibit 99.1.

99.2	Nominating and Corporate Governance Committee Charter is attached as Exhibit 99.2.

*	Management contract or compensatory plan or arrangement.