Form 10-Q
period 2004-09-29
HANOVER FOODS CORP /PA/
filed 2004-10-13
CIK 853733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 29, 2004

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission File Number: 0-17896

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.   Yes      No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2004

Class A Common Stock	287,996 shares
Class B Common Stock	781,648 shares

HANOVER FOODS CORPORATION AND SUBSIDIARIES
FORM 10-Q
For the Thirteen Weeks Ended August 29, 2004

i

Back to Index

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HANOVER FOODS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	August 29, 2004	May 30, 2004
ASSETS	(Unaudited)

Current Assets:
Cash and Cash Equivalents	$2,619,000	$3,015,000
Accounts and Notes Receivable, Net	32,786,000	30,323,000
Accounts Receivable from Related Parties, Net	455,000	275,000
Inventories
Finished Goods	67,625,000	46,779,000
Raw Materials and Supplies	16,394,000	17,027,000
Prepaid Income Taxes	1,114,000	611,000
Prepaid Expenses	6,627,000	6,347,000
Deferred Income Taxes	917,000	917,000

Total Current Assets	128,537,000	105,294,000

Property, Plant and Equipment, at Cost:
Land and Buildings	61,075,000	63,585,000
Machinery and Equipment	136,421,000	135,029,000
Leasehold Improvements	544,000	544,000

	198,040,000	199,158,000
Less Accumulated Depreciation and
Amortization	115,713,000	121,028,000

	82,327,000	78,130,000
Construction in Progress	1,080,000	5,975,000

Total Property, Plant and Equipment	83,407,000	84,105,000

Other Assets:
Goodwill	2,070,000	2,070,000
Intangible Assets	2,274,000	2,274,000
Other Assets	5,710,000	5,645,000

Total Assets	$221,998,000	$199,388,000

See accompanying notes to condensed consolidated financial statements.

Back to Index
PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HANOVER FOODS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

LIABILITIES AND STOCKHOLDERS’ EQUITY

	August 29, 2004	May 30, 2004

Current Liabilities:
Notes Payable – Banks	$36,777,000	$21,609,000
Accounts Payable	25,267,000	23,393,000
Accounts Payable to Related Parties, Net	9,000	32,000
Accrued Expenses	17,745,000	14,011,000
Current Maturities of Long-Term Debt	4,286,000	4,286,000
Income Taxes Payable	0	302,000

Total Current Liabilities	84,084,000	63,633,000

Long-Term Debt, Less Current Maturities	21,071,000	21,071,000
Other Liabilities	8,027,000	7,636,000
Deferred Income Taxes	2,828,000	2,948,000

Total Liabilities	116,010,000	95,288,000

Stockholders’ Equity:
Series A & B 8 1/4% cumulative convertible preferred	776,000	776,000
Series C cumulative convertible preferred	250,000	250,000
Common stock, Class A, non-voting	8,733,000	8,733,000
Common stock, Class B, voting	21,213,250	21,213,250
Capital Paid in Excess of Par Value	34,913,850	34,913,850
Retained Earnings	89,185,000	87,424,000
Treasury Stock, at Cost	(8,379,000)	(8,379,000)
Employee Stock Trust	(40,403,100)	(40,419,100)
Accumulated Other Comprehensive Income	(301,000)	(412,000)

Total Stockholders’ Equity	105,988,000	104,100,000

Total Liabilities and Stockholders’ Equity	$221,998,000	$199,388,000

See accompanying notes to condensed consolidated financial statements.

Back to Index

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS,
HANOVER FOODS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
	Thirteen Weeks Ended

	August 29, 2004	August 31, 2003

Net Sales	$79,681,000	$66,900,000
Cost of Goods Sold	69,330,000	57,261,000

Gross Profit	10,351,000	9,639,000

Selling Expenses	2,983,000	2,906,000
Administrative Expenses	3,997,000	3,732,000

Operating Profit	3,371,000	3,001,000

Interest Expense	610,000	594,000

Other (Income) Loss, Net	(136,000)	(223,000)

Earnings Before Income Taxes	2,897,000	2,630,000
Income Taxes	914,000	818,000

Net Earnings	1,983,000	1,812,000
Dividends on Preferred Stock	10,000	10,000

Net Earnings Applicable to Common Stock	$1,973,000	$1,802,000

Earnings Per Share:
Net Earnings Per Common Share – Basic	$2.72	$2.49
Net Earnings Per Common Share – Diluted	$2.68	$2.46
Dividends per Share, Common	$0.275	$0.275
Basic Weighted Average Shares	725,171	723,330
Diluted Weighted Average Shares	738,868	736,396

See accompanying notes to condensed consolidated financial statements.

Back to Index

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HANOVER FOODS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

		Cumulative		Cumulative
		Convertible		Convertible						Capital
		Preferred		Preferred		Common		Common		Paid In				Employee		Accumulated
	Total	Stock		Stock		Stock		Stock		Excess		Treasury		Stock		Other
	Stockholder’s	Series A		Series C		Class A		Class B		Of Par	Retained	Stock		Trust		Comprehensive
	Equity	& B Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Value	Earnings	Shares	Amount	Shares	Amount	Income

Balance, May 30, 2004	$104,100,000	31,056	$776,000	10,000	$250,000	349,353	$8,733,000	848,522	$21,213,250	$34,913,850	$87,424,000	144,723	($8,379,000)	344,672	($40,419,100)	($412,000)
Purchase of Stock by
Employee Stock
Ownership Plan	$16,000													(133)	($16,000)
Net Earnings for the Period	$1,983,000										$1,983,000
Cash Dividends Per Share:
Preferred – $2.0625 annually	($10,000)										($10,000)
Common – $1.10 annually	($212,000)										($212,000)
Other Comprehensive Income	$111,000															$111,000

Balance August 29, 2004	$105,988,000	31,056	$776,000	10,000	$250,000	349,353	$8,733,000	848,522	$21,213,250	$34,913,850	$89,185,000	144,723	($8,379,000)	344,539	($40,403,100)	($301,000)

See accompanying notes to condensed consolidated financial statements.

Back to Index

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HANOVER FOODS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Thirteen Weeks Ended
	August 29, 2004	August 31, 2003

Cash Flows From:
Operating Activities:
Net Earnings	$1,983,000	$1,812,000
Adjustments to Reconcile Net Earnings:
To Net Cash Used In Operating Activities:
Depreciation and Amortization	2,395,000	2,303,000
Deferred Income Taxes	(120,000)	(120,000)
Gain on Disposal of Property, Plant and Equipment	(301,000)	0
Changes in Assets and Liabilities:
Accounts Receivable	(2,643,000)	(1,374,000)
Inventories	(20,213,000)	(8,518,000)
Prepaid Expenses and Other Assets	(234,000)	37,000
Accounts Payable and Accrued Expenses	5,585,000	696,000
Income Taxes Payable	(805,000)	(1,211,000)
Other Liabilities	391,000	345,000

Net Cash (Used In) Operating Activities	(13,962,000)	(6,030,000)

Investing Activities:
Decrease (Increase) in Other Assets	–	(1,000,000)
Acquisitions of Property, Plant and Equipment	(2,590,000)	(2,318,000)
Proceeds on Disposal of Property, Plant and Equipment	1,194,000	–

Net Cash (Used In) Investing Activities	(1,396,000)	(3,318,000)

Financing Activities:
Increase in Notes Payable	15,168,000	8,527,000
Payment of Dividends	(222,000)	(207,000)
Issuance of Common Stock	16,000	–

Net Cash Provided by Financing Activities	14,962,000	8,320,000

Net Increase (Decrease) in Cash and Cash Equivalents	(396,000)	(1,027,000)
Cash and Cash Equivalents, Beginning of Period	3,015,000	4,128,000

Cash and Cash Equivalents, End of Period	$2,619,000	$3,101,000

See accompanying notes to condensed consolidated financial statements.

Back to Index

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HANOVER FOODS CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(1)	BASIS OF PRESENTATION

The condensed consolidated financial statements of Hanover Foods Corporation (the “Corporation”) the Registrant included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been omitted, the Corporation believes that the disclosures are adequate to make the information presented not misleading.

The Corporation’s fiscal year ends at the close of operations on the Sunday nearest to May 31st. Accordingly, these financial statements reflect activity for the thirteen week periods ended August 29, 2004 and August 31, 2003.

It is suggested that these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Form 10-K/A for the Corporation’s fiscal year ended May 30, 2004.

The condensed consolidated financial statements included herein reflect all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary to present a fair statement of the results of the interim period.

The results for the interim periods are not necessarily indicative of trends or results to be expected for a full fiscal year.

Certain amounts in prior periods have been reclassified to conform with classifications made in the current period.

Back to Index

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HANOVER FOODS CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(2)	SHORT-TERM BORROWINGS

The Corporation and its subsidiaries maintain short-term unsecured lines of credit with various banks providing credit availability amounting to $50,000,000 of which $36,777,000 and $21,609,000 were outstanding at August 29, 2004 and May 30, 2004, respectively. The average cost of funds during the thirteen week period ended August 29, 2004 was 2.18% compared to 1.91% for the thirteen week period ended August 31, 2003.

(3)	LONG-TERM DEBT
The long-term debt of the Corporation and its subsidiaries consists of:

	August 29, 2004	May 30, 2004

8.74% unsecured senior notes payable to an insurance company, due through 2007	$5,357,000	$5,357,000

7.01% unsecured senior notes payable to an insurance company, due through 2011	20,000,000	20,000,000

Total Long-Term Debt	25,357,000	25,357,000

Less current maturities	4,286,000	4,286,000

Net Long-Term Debt	$21,071,000	$21,071,000

The senior note agreements and the agreements for seasonal borrowing with financial institutions contain various restrictive provisions including those relating to mergers and acquisitions, additional borrowing, guarantee of obligations, lease commitments, limitations to declare or pay dividends, repurchase stock, and the maintenance of working capital and certain financial ratios and change in control. Based on the requirements of the agreements at August 29, 2004, $45,289,000 of retained earnings are restricted from distribution.

The Corporation was in compliance with the restrictive provisions in the agreements as of August 29, 2004.

Back to Index

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HANOVER FOODS CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(4)	RELATED PARTY TRANSACTIONS

The Corporation and its subsidiaries, in the normal course of business, purchase and sell goods and services to related parties. Transactions with related parties are summarized below:

	Thirteen Weeks Ended

	August 29, 2004	August 31, 2003

Revenues:
Park 100 Foods, Inc.	$752,000	$338,000

Expenditures:
Park 100 Foods, Corp.	8,000	11,000
Warehime Enterprises, Inc.	1,000	1,000
John A. & Patricia M. Warehime	16,000	9,000
Lippy Brothers, Inc.	220,000	155,000

Back to Index

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HANOVER FOODS CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The respective August 29, 2004 and May 30, 2004 account balances with related parties are as follows:

	August 29, 2004	May 30, 2004

Accounts Receivable:
Park 100 Foods, Inc.	$455,000	$275,000

Accounts Payable:
Lippy Brothers, Inc.	9,000	32,000

Back to Index

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HANOVER FOODS CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(5)	COMPREHENSIVE INCOME

Comprehensive income is determined as follows:

	13 Weeks Ended

	August 29, 2004	August 31, 2003

Net Income	$1,983,000	$1,812,000

Other Comprehensive Income Unrealized Gain on Investments	111,000	34,000

Comprehensive Income	$2,094,000	$1,846,000

(6)	RECONCILIATION OF NUMERATOR AND DENOMINATOR FOR BASIC AND DILUTED EARNINGS PER SHARE

	13 Weeks Ended

	August 29, 2004	August 31, 2003

Numerator for basic earnings per share:
Net earnings applicable to common stock	$1,973,000	$1,802,000
Preferred stock dividends	10,000	10,000

Net earnings assuming dilution	$1,983,000	$1,812,000

Denominator:
Basic weighted average shares	725,171	723,330
Effect of dilutive securities	13,697	13,066

Diluted weighted average shares	738,868	736,396

Back to Index

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HANOVER FOODS CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(7)	STOCK OPTION PLAN

On June 20, 2002, the Corporation’s Board of Directors adopted the Hanover Foods Corporation 2002 Stock Option Plan and on October 17, 2003, adopted the Hanover Foods Corporation 2003 Stock Option Plan. Stock options are accounted for under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Accordingly, no compensation expense is recorded for stock option grants.

Had compensation expense for all stock and employee stock purchase plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended, our net income and earnings per share would have been adjusted to the pro forma amounts as follows:

In thousands, except (per share date)

	Thirteen Weeks Ended

	August 29, 2004	August 31, 2003

Net Income – as reported	$1,983,000	$1,812,000
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	20,000	20,000

Pro forma net income	1,963,000	1,792,000
Earnings per share:
Basic – as reported	$2.72	$2.49
Basic – pro forma	$2.70	$2.48
Diluted – as reported	$2.68	$2.46
Diluted – pro forma	$2.66	$2.43

Since the determination of fair value of all stock options granted includes variable factors, including volatility, and additional stock option grants are expected to be made each year, the above pro forma disclosures are not representative of pro forma effect on reported net income and earnings per share for future years.

Back to Index

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HANOVER FOODS CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(8)	LEGAL MATTERS

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

On January 29, 2003, Albert Blakey, Esquire, counsel for certain derivative plaintiffs filed a Motion for Reconsideration of the Court’s December 31, 2002 denial of the Petition for Fees. A Response in Opposition to the Motion for Reconsideration of Plaintiffs’ Petition for Fees was filed with the Court on February 12, 2003.

Back to Index

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
HANOVER FOODS CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

Back to Index

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

Back to Index

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

Back to Index

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

Back to Index

PART 1 – FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

When used in this Quarterly Report, the words or phrases “will likely result”, “are expected to”, “will continue”, “is anticipated”, “estimate”, “projected”, or similar expressions are intended to identify “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, but not limited to, quarterly fluctuations in operating results, competition, state and federal regulation, environmental considerations, foreign operations and a change of control as a result of the pending Warehime family litigation. Such factors, which are discussed in the Form 10-Q, could affect the financial performance of Hanover Foods Corporation (as used herein the term “Corporation” or “Company” refers to Hanover Foods Corporation and its consolidated subsidiaries) and could cause the Company’s actual results for future periods to differ materially from any opinion or statements expressed herein with respect to future periods. As a result, the Company wishes to caution readers not to place undue reliance on any such forward looking statements, which speak only as of the date made.

GENERAL OVERVIEW

The Corporation is a vertically integrated processor of food products which operates through seven (7) wholly-owned subsidiaries, Tri-Co. Foods Corp., Consumers Packing Company, Spring Glen Fresh Foods, Inc., Hanover Insurance Company, Ltd., Nittany Corporation, Bickel’s Snack Foods, Inc. and Aunt Kitty’s Foods, Inc. Tri-Co. Foods Corp. has two (2) wholly-owned subsidiaries: Sunwise Corporation and Mayapac, S.A.

The Corporation is involved in the growing, processing, canning, freezing, freeze-drying, packaging, marketing and distribution of its products under its own trademarks as well as other branded, customer and private labels. The Corporation has operations in eleven plants in Pennsylvania, one plant in Maryland, one plant in Delaware, one plant in New Jersey and two plants in Guatemala. The Corporation and its subsidiaries, in the normal course of business, purchase and sell goods and services to related parties.

The Corporation enjoys the strongest retail sales of its products in the mid-Atlantic states and Florida. Introduction of frozen ethnic blends, specialty vegetables and fruits, canned pasta, frozen soft pretzels, refrigerated food, canned and frozen mushrooms and snack food products has enabled the Corporation to increase and expand its distribution throughout the eastern seaboard. Distribution in the remainder of the United States is limited to food service, military and industrial customers.

The Corporation’s operations are affected by the growing cycle of the vegetables it processes. The Corporation’s business can be positively or negatively affected by weather conditions nationally and the resulting impact on crop yields. Favorable weather conditions can

Back to Index

PART 1 – FINANCIAL INFORMATION
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

Intense competition and continued consolidation in the food processing industry also impact the Corporation’s results of operations. Large nationally recognized competitors with greater resources than the Corporation can reduce profit margins for the Corporation’s products. Consolidation resulting from acquisitions by these large competitors has made it more difficult for the Corporation to increase its market share.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Form 10-K (Amendment No. 1) for the fiscal year ended May 30, 2004 for a description of the Company’s critical accounting policies and related party transactions.

RESULTS OF OPERATIONS

Three Months Ended August 29, 2004 Compared to Three Months Ended August 31, 2004

Net Sales

Consolidated net sales were $79.7 million for the thirteen week period ended August 29, 2004. This represents an increase of 19.1% over the thirteen week period ended August 31, 2003. The increase of $12.8 million was primarily due to increased sales of food service, industrial frozen, and core snacks partially offset by decreases in branded retail, core refrigerated foods and core private label sales. The acquisitions of Venice Maid Foods, Sunsprout of Lancaster and Wege Pretzel Company during the third and fourth quarters of fiscal 2004 accounted for 67% of the net sales increase for the period.

Back to Index

PART 1 – FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cost of Goods Sold

Costs of goods sold were $69.3 million, or 86.9% of consolidated net sales in the thirteen week period ended August 29, 2004 and $57.3 million or 85.6% of consolidated net sales for the corresponding period in 2003. The increase in cost of goods sold as a percentage of net sales reflects higher energy, health care, labor, outside frozen storage and commodity costs.

Selling Expenses

Selling expenses were $3.0 million, or 3.8% of consolidated net sales for the thirteen week period ended August 29, 2004 as compared to $2.9 million, or 4.3% of consolidated net sales for the corresponding period in 2003. The increase represents selling expenses associated with our new acquisitions during the latter part of the last fiscal year.

Administrative Expenses

Administrative expenses were $4.0 million, or 5.0% of consolidated net sales for the thirteen week period ended August 29, 2004 as compared to $3.7 million, or 5.6% of consolidated net sales for the corresponding period in 2003. The increase in administrative expenses represents expenses associated with our new acquisitions during the latter part of the last fiscal year.

Interest Expense

Interest expense was $.6 million for the thirteen week period ended August 29, 2004 as compared to $.6 million for the same period in 2003.

Income Taxes

The provision for corporate federal and state income taxes for the thirteen week period ended August 29, 2004 was $914,000, or 31.5% of pre-tax earnings as compared to $818,000 or, 31.1% of pre-tax earnings for the same period in 2003. The small increase in the effective tax rate is primarily due to increased earnings in jurisdictions with higher effective tax rates in the current period as compared to the prior period.

Net Earnings

Net earnings was $1.973 million for the thirteen week period ended August 29, 2004, as compared to $1.8 million for the same period in 2003, as a result of the factors discussed above.

Back to Index

PART 1 – FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The discussion and analysis of the Corporation’s liquidity and capital resources should be read in conjunction with the consolidated statement of cash flows, contained elsewhere herein and the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Form 10-K (Amendment No. 1) for the fiscal year ended May 30, 2004.

Operating Activities

Net working capital was $44.5 million at August 29, 2004 and $41.7 million at August 31, 2003. The current ratios were 1.53 on August 29, 2004 and 1.66 on August 31, 2003.

Cash used in operating activities for the thirteen week period ended August 29, 2004 was $14.0 million as compared to cash used in operating activities of $6.0 million during the same period of 2003. The uses of cash during the thirteen week period consisted primarily of an increase in finished goods inventory to cover increased sales and an increase in accounts receivable partially offset by sources of cash attributed to earnings and an increase in accounts payable and accrued expenses.

Investing Activities

During the thirteen week period ended August 29, 2004, the Corporation spent approximately $2.6 million for the purchase of plant upgrades and expansions. This compares to $2.3 million spent during the same period last fiscal year for capital projects. Proceeds from the sale of property, plant and equipment generated $1.2 million in cash for the period.

Financing Activities

The increase in notes payable of approximately $15.2 million during the thirteen week period ended August 29, 2004 represents borrowings made against available seasonal lines of credit from financial institutions for use in operations and plant upgrades and expansion.

The Corporation has available seasonal lines of credit from financial institutions in the amount of $50.0 million, of which $36.8 million was utilized as of August 29, 2004. Additional borrowing is permitted within prescribed parameters in existing debt agreements, which contain certain performance covenants. For a discussion of the terms of the lines of credit, including covenants, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” contained in the Form 10-K (Amendment No. 1) for the fiscal year ended May 30, 2004.

Back to Index

PART 1 – FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company believes that it has sufficient working capital and availability from seasonal lines of credit to meet its cash flow needs.

The following table summarizes the Corporation’s contractual obligations and other commitments as of August 29, 2004:

		Payment Due by Period

		Less than			More than
Contractual Obligation	Total	1 Year	1-3 Years	3-5 Years	5 Years

Short-Term Notes Payable	$36,777,000	$36,777,000	$0	$0	$0
Long-Term Debt	25,357,000	4,286,000	8,572,000	5,000,000	7,499,000
Operating Leases	1,716,000	808,000	825,000	83,000	0

Total contractual obligations	$63,850,000	$41,871,000	$9,397,000	$5,083,000	$7,499,000

Currently, the Company is obligated to purchase 6,000,000 pounds of tomato paste from California Tomato Products, Colusa, California in each of the fiscal years from 2003 through 2006, at a price based on annual cost of production. The current market price of tomato paste is 28¢/lb. FOB California.

The Company’s sources of liquidity are primarily funds from operation and available amounts under three (3) seasonal lines of credit. The two lines expire on October 31, 2004 and the third line expires on January 28, 2005. They are expected to be renewed in the ordinary course of business. The Company further expects to draw down upon the entire amount of these lines as necessary for the operation of its business.

Back to Index

PART I – FINANCIAL INFORMATION
ITEM 3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

There are no material changes to the disclosures on this matter provided in the Company’s Form 10-K (Amendment No. 1) for the fiscal year ended May 30, 2004.

ITEM 4. CONTROLS AND PROCEDURES

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

There were no changes to internal control over financial reporting (“Internal Control”) which occurred during the quarter ended August 29, 2004 that materially affected or which are reasonably likely to materially affect Internal Control.

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

Back to Index

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 8 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for information regarding the 1995 Warehime Family Litigation and the Derivative Action, which is incorporated into this Item 1 by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND THE USE OF PROCEEDS – None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES – None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS – None

ITEM 5. OTHER INFORMATION

On August 25, 2004, the Corporation adopted procedures by which its shareholders may recommend nominees to the Corporation’s board of directors as required by Item 7(d)(2)(ii)(G) of Schedule 14A under the Exchange Act. Information regarding these procedures was previously disclosed in the Corporation’s Form 10-K (Amendment No. 1) for the fiscal year ended May 30, 2004.

ITEM 6. EXHIBITS

The following exhibits are filed herewith:

Exhibit	Description

Exhibit 11	Computation of Earnings per Share, incorporated by reference to Note 6 of the Notes to Consolidated Financial Statements

Exhibit 31.1	Section 302 Certification – Chief Executive Officer

Exhibit 31.2	Section 302 Certification – Chief Financial Officer

Exhibit 32.1	Section 906 Certification

Back to Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANOVER FOODS CORPORATION

Date: October 13, 2004	By:	/s/ Pietro Giraffa

Pietro Giraffa
Vice President & Controller
Chief Accounting Officer
(Principal Accounting Officer)

	By:	/s/ Gary T. Knisely

Gary T. Knisely
Executive Vice President
Chief Financial Officer
(Principal Financial Officer)

Back to Index

EXHIBIT INDEX

Exhibit	Description

Exhibit 11	Computation of Earnings per Share, incorporated by reference to Note 6 of the Notes to Consolidated Financial Statements

Exhibit 31.1	Section 302 Certification – Chief Executive Officer

Exhibit 31.2	Section 302 Certification – Chief Financial Officer

Exhibit 32.1	Section 906 Certification